Form 10-K405
period 2000-07-01
HANDSPRING INC
filed 2000-09-29
CIK 1091822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K
                           -------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 1, 2000

                          COMMISSION FILE NO. 0-30719

                                HANDSPRING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0490705
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

                              189 BERNARDO AVENUE
                            MOUNTAIN VIEW, CA 94043
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 230-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $843,676,000 as of August 31, 2000, based upon the closing price on the Nasdaq National Market reported for such date. The Registrant has not issued any non-voting stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HANDSPRING, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   25

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   31
Item 13.  Certain Relationships and Related Transactions..............   32

PART IV
Item 14.  Exhibits, Financial Statements, Financial Statement Schedule
          and Reports on Form 8-K.....................................   33
SIGNATURES............................................................   51

                                     PART I

ITEM 1. BUSINESS

     We may make statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan", and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in "Factors Affecting Future Results" and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report.

OVERVIEW

     We are a leading provider of handheld computers. Our first product, the Visor handheld computer, is a personal organizer that is enhanced by an open expansion slot, which we refer to as our Springboard platform. Since its introduction in October 1999, our Visor has won numerous awards, including PC Magazine's annual "Technical Excellence" award for handheld devices, first place in CNET.com's Consumer Electronics "Top Ten Must-Haves" and inclusion in Business Week's "Best Products of the Year." More than 5,300 developers have registered with Handspring to receive technical and marketing information and support, including information and support for developing modules that can be easily snapped into the Springboard expansion slot. Examples of modules commercially available or in development include content such as books and games; consumer applications such as an MP3 player, a digital camera and a global positioning system receiver; and communications applications such as a mobile telephone based on the GSM standard, wireless modems and two-way pagers offering Internet and intranet connectivity.

     Our product design team has extensive experience in handheld computing design. Our Visor handheld computer combines the functionality of a handheld organizer with the flexibility of our Springboard expansion slot. The result is a flexible, open platform that enables users to customize their handheld device to deliver a broad range of computing and communications applications. Key elements of our solution include:

     EASY TO USE PRODUCTS. Our Visor handheld computers are designed to provide our customers with a simple, intuitive solution for their computing, communications, information and entertainment needs. Our products need little technical knowledge to operate effectively. For example, users can simply insert modules into our Springboard expansion slot without the need to separately install or delete software. In addition, our customers can easily synchronize their Visors' data with their desktop computers by pressing one button.

     FLEXIBLE PLATFORM. The Springboard expansion slot allows users to add and remove modules to customize the functions of their Visor computers. To encourage widespread module development, the Springboard expansion slot was designed to provide developers with great flexibility in the size, form and functionality of the modules they create.

     OPEN DEVELOPMENT ENVIRONMENT. Our Springboard technology provides an open platform to developers, with all documentation available on our Web site, allowing developers to create modules without paying royalties or license fees. We offer a wide variety of marketing and support programs to help our developers build successful businesses based on Springboard modules. To enable broad module production and distribution, we assist developers in relationships with suppliers and manufacturers and in marketing their modules.

     VALUE LEADERSHIP. Our products are designed to combine superior functionality with competitive pricing in order to drive widespread adoption within the broad consumer market. Our Springboard platform allows users to achieve optimal price performance, by enabling users to pay only for the features and functionality they will actually use.

     COMPATIBILITY. The compatibility of our products with the Palm OS operating system, which we have licensed from Palm, allows our Visor handheld computers to run thousands of applications developed for the Palm OS operating system. These applications can be installed through the docking cradle, over the Internet or through infrared transmission from another device. In addition, our products can be synchronized with many of the widely used desktop organizer software packages, including Microsoft Outlook, and can easily import personal data from another Palm OS operating system device.

PRODUCTS

     Our Visor is a sleek, compact and lightweight handheld computer, with dimensions of 4.8" x 3.0" x 0.7", and a weight of 5.4 ounces. Each Visor includes a Springboard expansion slot, stylus writing utensil, infrared transceiver, backlight display and a hard cover. A microphone is included in each Visor, which allows developers to create communications modules based on this feature. Our Visor is compatible with thousands of software applications developed for the Palm OS operating system. The Visor contains Microsoft Windows and Macintosh desktop synchronization software, including the ability to synchronize with Microsoft Outlook.

     Our Visor handheld also runs organizer applications, including an address book, date book, to-do list, memo pad, calculator, expense system, email compatibility and a world clock. The Visor's docking cradle, together with the bundled HotSync software, allows customers to easily and quickly synchronize, or exchange, data between the Visor and their desktop or laptop computer.

     Our Visor handheld computer is attractively priced and is currently available in two different models: Visor and Visor Deluxe. The Visor features two megabytes of RAM memory and a Universal Serial Bus (USB) docking cradle with desktop software for a retail price of $179. Two megabytes of RAM memory stores approximately 6,000 addresses, five years of appointments, 1,500 to do items, 1,500 memos and 200 email messages. The Visor Deluxe sells for $249 and includes eight megabytes of RAM memory, a USB docking cradle with desktop software and a case. The Visor Deluxe is available in five colors: ice, green, blue, orange and graphite. In addition, we sell the Visor Solo, a Visor packaged without a docking cradle and desktop software for an entry price of $149. Starting in May 2000, our Visor handheld computer became available in Europe, both in English and in German language versions. In June 2000, we introduced the Japanese language version of our Visor handheld computer in Japan, and in September 2000, we announced a French language version to be distributed in France, Belgium and Switzerland.

     Our Visor handheld computer's Springboard platform consists of an expansion slot that offers an easy and elegant way to add hardware and software applications. While other handheld computers can support a limited number of peripheral devices attachable through cables or a docking cradle, the Springboard expansion slot offers smooth integration and "plug and play" operation:

     - the "open face" design of the slot provides an intuitive and robust mechanism for effortless insertion and removal of modules;

     - the software required to run a module is contained within the module itself, and can install and run automatically, relieving the user from the burden of installing special software in order to use a module; and

     - in most module designs, the software is automatically uninstalled when the module is removed, which reduces the opportunity for conflict with other software and frees up memory for other purposes.

     Handspring also entered into a Springboard licensing agreement in June 2000 with Symbol Technologies which will integrate the Springboard expansion slot into the next-generation version of its handheld computing products targeted at the enterprise and vertical markets.

     SPRINGBOARD MODULES. To offer customers a broad range of functionality and content, we and third-party developers have developed and continue to develop modules that snap into our Springboard expansion slot. Beginning in October 1999, when we launched our Visor handheld computer, we made tools and documentation widely available for module developers. Since that time more than 5,300 developers have registered with Handspring.

     Third party developers may sell their modules through their own marketing and sales efforts and through our handspring.com Web site. We test modules offered on our Web site and certify them as "Springboard compatible."

     The following table shows selected Springboard modules that are currently available.

COMMERCIALLY AVAILABLE SPRINGBOARD MODULES

         PRODUCT NAME                           DESCRIPTION                           DEVELOPER
         ------------                           -----------                           ---------
@ctiveLink two-way wireless        Wireless access to the Internet and      Glenayre Electronics, Inc.
communications module              email
Backup Module                      Backs up data on the Visor handheld      Handspring
                                   computer without connecting to a
                                   desktop computer
Covey Reference Library            Reference library                        Franklin Covey Co.
EASports Tiger Woods PGA Tour      Golf game                                Electronic Arts Inc.
Golf                                                                        distributed by Handspring
Eyemodule Digital Camera           Enables users to capture color or        IDEO Product Development Inc.
                                   black and white digital images and
                                   beam them from Visor's infrared port
                                   to another Visor or synchronize them
                                   with a personal computer
8MB Flash Module                   Storage module for user applications     Handspring
                                   and data
InnoPak/2V                         A 2MB memory expansion with a            Innogear
                                   vibrating alarm
IntelliGolf                        Tracks and analyzes golf performance     Karrier Communications
MiniJam MP3 Player                 An MP3 player and voice recorder,        Innogear
                                   with memory and a headphone jack
Modem Module                       Module that enables users to connect     Handspring
                                   to their desktops via standard phone
                                   lines and synchronize their data from
                                   a remote location. With third party
                                   software, users can also check their
                                   email, surf the Web and send faxes
Momentum Bar Code Scanner          Bar code scanner                         PSC Inc.
OmniRemote Universal Remote        Universal remote control for home        Pacific Neo-Tek, Inc.
Control
2000 Physician's Desk Reference    Medical reference guide                  Franklin Electronic
                                                                            Publishers, Inc.
SoundsGood MP3 Player              MP3 music player                         Good Technology
SpringPort Modem 56 Global         56K bps modem                            Xircom, Inc.
Access
Star Trek BookPak                  Seven Star Trek books                    Peanut Press.com, Inc.
Thincom Portable Modem             Modem with e-mail and Web browsing       Card Access, Inc.
                                   applications

     The following table shows selected Springboard modules that have been announced by developers as being under development.

ANNOUNCED SPRINGBOARD MODULES IN DEVELOPMENT

         PRODUCT NAME                           DESCRIPTION                           DEVELOPER
         ------------                           -----------                           ---------
Blue-connect Bluetooth             A wireless communications module         Widcomm Inc.
communication module               designed to allow the Visor handheld
                                   computer to communicate with other
                                   Bluetooth-enabled devices, such as
                                   laptops or cell phones
Contactless Smart Cards % RFID     Contactless communication for the        Inside Technologies
read/write unit                    security and electronic
                                   identification markets
Cordless Phone module platform     Provides cordless telephone and          Zilog, Inc.
                                   remote control capabilities

         PRODUCT NAME                           DESCRIPTION                           DEVELOPER
         ------------                           -----------                           ---------
CUERadio                           Allows users to listen to music over     CUE Corporation
                                   the radio and receive traffic alerts
                                   and personal messages
CSM150 Bar Code Scanning Module    Bar code scanner                         Symbol Technologies, Inc.
The Geode                          Interactive travel guide                 GeoDiscovery
GSM/GPS module                     Navigation device                        Tel@markt GmbH
HandyGPS module                    Global positioning system receiver       Nexian, Inc.
InfoMitt one way pager             Receives alphanumeric pages, email       Remote Solution
                                   and electronic magazines
King James Bible                   Bible                                    Franklin Electronic
                                                                            Publishers, Inc.
Lonely Planet City Sync USA        City guides                              Lonely Planet Publications
Travel Guides
Merriam-Webster Dictionary         Dictionary                               Franklin Electronic
                                                                            Publishers, Inc.
Minstrel S                         Enables wireless access to email,        Novatel Wireless, Inc.
                                   corporate LANs and the Internet via
                                   the Cellular Digital Packet Data
                                   (CDPD) network
MyCorder Analog Data               Measures and records analog data such    Datastick Systems
Acquisition System                 as temperature, pressure, and 3D
                                   Acceleration
Parafone                           Cordless telephone                       Arkon Networks, Inc.
SB1000 Wireless module             CDMA based mobile telephone              AirPrime, Inc.
My-Vox Voice Recorder              Voice recorder                           Shinei
Sensor Modules for Education       Sensors for data collection,             ImagiWorks, Inc.
and Science                        including temperature and light
                                   measurements, and heart rate
                                   monitoring
SixPak Combo Card                  Combination of LED and vibrating         Innogear
                                   alarm, wireline modem, cellular
                                   capable modem, expanded memory and
                                   voice recorder
Springboard Adapter                CDPD wireless data and Internet          Sierra Wireless, Inc.
                                   access                                   Go America, Inc.
Springboard OMAP solution          3G wireless connectivity platform        Texas Instruments
                                                                            Incorporated
SpringPort Wired Ethernet          Ethernet module for connecting to        Xircom, Inc.
                                   corporate networks
SpringPort Wireless Data           Wireless data communications using       Xircom, Inc.
                                   GSM and PDC network standards
SpringPort Wireless Ethernet       Wireless module for connecting to        Xircom, Inc.
                                   corporate networks using the 802.1 1b
                                   standard
Total Recall Digital Recorder      Digital recorder and playback module     Digital 5, Inc.
VisorPhone                         GSM based mobile telephone               Handspring
WIPClip                            Wireless CDPD modem                      Tellus Technology Inc.
Wireless communications module     Wireless messaging platform              JP Systems, Inc.

     VISORPHONE. In September 2000, we announced the VisorPhone, a module that plugs into the Springboard slot allowing a Visor to be used as a mobile telephone. VisorPhone offers customers the convenience of carrying one device rather than a separate mobile phone and handheld computer. The VisorPhone user interface is thoroughly integrated with the Visor. For example, users can dial directly any number from their address book. VisorPhone also offers an improved user interface for phone functions available on many phones today, such as easily created speed dials, conference calling, and dialing from a call log. Finally, VisorPhone supports SMS (Short Message Services) allowing users to send short text messages using the Visor text entry methods.

     VisorPhone supports the GSM (global system for mobile communications) standard, and initially will be sold only over the handspring.com Web site. Service will be provided by four leading GSM carriers in the U.S.:

Bell South DCS, Pacific Bell Wireless, Powertel and VoiceStream. We expect to ship VisorPhone by the end of the year in the U.S. We plan to ship a European version of VisorPhone in the European market, and to expand U.S. distribution to retail partners, in the first half of 2001.

     ACCESSORIES. We offer a full line of accessories through our Web site. To address a broad range of customer preferences, we offer a selection of over 150 cases, including leather, a variety of stylus packs, and a line of clothing and travel bags displaying the Handspring name and logo. In addition, third parties offer accessories for the Visor handheld computer, including the GoType! keyboard from Landware and the Stowaway portable keyboard from Targus.

DEVELOPERS

     Our Springboard platform was designed to foster a large community of third party developers. We seek to encourage developers to create new high value modules with integrated applications for use with the Visor handheld computer, which we believe will create new markets and expand existing ones for Handspring devices.

     For developers, the Springboard expansion slot provides a well defined and flexible power management structure for ease of designing and using modules. The slot is open faced on two sides, which allows developers great freedom in designing a module's form factor. This feature also provides a secure mechanism for attaching the module to the Visor handheld computer so that the two devices look cosmetically and physically integrated. Each Visor handheld computer also includes a built-in microphone that developers can use for voice input products.

     We have a growing team of employees dedicated to serving the developer community, both in technical support and co-marketing opportunities. Our developer support program provides developers open access to underlying technical information regarding our products and the Springboard platform, including a thoroughly documented Handspring Development Kit available at our Web site. We offer our Handspring Development Kit and a license to our Springboard-related intellectual property on a royalty-free, non-exclusive basis. We also offer an optional, paid support program to those developers that require a more detailed level of support.

     To assist developers in the production of modules, we provide them with access to our manufacturing partners and materials suppliers. We facilitate distribution of modules over our Web site that we created in partnership with PalmGear. We also provide introductions for our developers to our retail channel partners. In the future we expect to host developers' conferences to further promote our developer community.

     As of August 31, 2000, more than 5,300 developers have registered in our developer program.

SALES AND MARKETING

     Our initial distribution strategy was to sell exclusively through our Web site. This strategy enabled us to get to market quickly, and provided us with detailed information about our initial purchasers. We intend to continue to promote our Web site as a major site to buy our products on the Internet. With this in mind, we have expanded our offerings at our site to include software links and links to various third party module vendors, including a Web store run by PalmGear H.Q., where Handspring customers can purchase Springboard expansion modules and Visor accessories. We have provided customers the ability to register for ongoing communications with us via an e-newsletter, and we enable customers to register their product purchases on our Web site. We also offer a broad array of accessories and cases on our Web site to continue to drive traffic back to the site for incremental purchases.

     To expand our market presence, we extended our distribution strategy in March 2000 to include initially three national retailers, Staples, Best Buy, and CompUSA which accounted for 15%, 14% and 11% of revenue, respectively, during fiscal 2000. These retailers serve three major segments of buyers, consisting of consumer electronics purchasers, computer purchasers and office supply purchasers with retail locations across the United States. In recent months, we have expanded our distribution into international markets, and have added additional retail and sales partners within the United States. We expect to add additional retail and Internet sales partners throughout 2000. In June 2000, our products became available at Amazon.com. We plan to work closely with our online and retail partners to enable an efficient channel for broad consumer availability of our products.

     We have introduced Visor handheld computers in English, German, French and Japanese. We also have developed partnerships in Europe and Japan to establish a local e-commerce presence for customers in these markets that are interested in purchasing Handspring products online. We plan to engage local value-added distributors and e-commerce partners in all the major markets in Europe and Asia where our localized language versions meet market needs.

     We believe there is an opportunity to expand our market presence through strategic promotional efforts and through original equipment manufacturers or private label partnerships. We have broad interest from major brand marketers, who supply our target customers with various products or services, to co-promote the Visor handheld computers along with their products or services. An example is a recent promotion in which Virgin Atlantic Airlines provided first class and business class passengers with a free Visor.

     We believe building brand awareness is important to our success. We use a variety of marketing programs to build awareness of our products through mass-media advertising, targeted advertising, end user promotions, public relations campaigns, strategic promotional efforts and in-store retail merchandising. We will work with our third party developers to promote their Springboard modules as they are introduced to the market. This strategy should provide us with several opportunities to build product and brand awareness.

CUSTOMER SERVICE AND SUPPORT

     We provide telephone-based customer support and technical support to our customers through outsource partners. We also provide customer support and technical support information to our customers through our Web site. Our retail and reseller partners provide first-line customer and technical support to their customers. We provide escalation service and support and technical training for our outsource providers and reseller partners. We sell our products with a one-year limited warranty.

     We currently outsource our repair services to Jabil's Louisville, Kentucky facility. Jabil receives products from customers that need repair, provides replacement or repaired units to customers and refurbishes devices for ongoing service repair stock. We depend on Jabil to perform these services in a timely fashion and at satisfactory quality levels.

PRODUCT DEVELOPMENT AND TECHNOLOGY

     Our products are conceived, designed and implemented through the collaboration of our internal engineering, marketing and manufacturing organizations. Our product design efforts are focused on improving our existing products as well as developing new products. We intend to continue to employ a customer focused design approach by providing innovative products that respond to and anticipate customer needs for functionality, mobility, simplicity, style and ease of use.

     Technologies required to support product development are either created internally or licensed from outside providers. Our internal staff includes engineers of many disciplines including software architects, electrical engineers, mechanical engineers, quality engineers, manufacturing process engineers and user interface design specialists. Once a project is initiated and approved, a multi-disciplinary team is created to complete the design of the product and transition it into manufacturing. In order to achieve our objective of being a leader in innovation for handheld computing and communications, we have parallel development teams working on multiple projects.

     We have a formal product release process in which products must pass established quality benchmarks and manufacturing guidelines before they are released into production. We use a quality assurance process that provides feedback to our manufacturing and engineering organizations, as well as our outsource manufacturing and materials partners, allowing them to take corrective actions if defects are reported after a product has been released into production.

     We expect to continue to invest aggressively to develop new products. To this end, we expect to make material expenditures on research and development during the 2001 fiscal year. Our research and development expenditures totaled approximately $2.7 million in fiscal 1999 and approximately $10.3 million in fiscal 2000. As of August 31, 2000, we had 50 people engaged in research and development activities.

MANUFACTURERS AND SUPPLIERS

     All of our Visor handheld computers are currently manufactured on a purchase order basis either by Flextronics at its facilities in Malaysia or by Solectron at its facilities in Mexico. Flextronics and Solectron procure components and other supplies, manufacture, assemble and test our products. By outsourcing the entire manufacturing process, we are able to focus on our strengths, including product development and design, minimize capital expenditures, rely on a third party with more manufacturing expertise than ourselves and avoid the need to find and maintain facilities for manufacturing operations.

     We currently outsource the manufacturing of our Handspring labeled Springboard modules to Smart Modular of Fremont, California. VisorPhone is built in partnership with Option International of Leuven, Belgium. We outsource the design and production of our accessory products to several outside partners.

     The components that make up our products are purchased from various vendors, including key suppliers such as Motorola, which supplies microprocessors and Acura Tech Ltd., which supplies connector systems. Some of our components are currently supplied by sole or single source suppliers for which alternative sources have not been readily available in sufficient quantities or at an attractive cost. Power supply integrated circuits, microprocessors and some discrete components are examples of key components that are obtained from a sole or single source.

     We and our partners follow a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, daily measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. In addition, we have a supplier quality manager position in each manufacturing region and conduct periodic on-site audits of our manufacturing partners and key component suppliers.

     End-user customers place orders on our Web site or over the telephone. Retail sales orders are placed in our internal order processing system. All orders are transmitted to our fulfillment agent, Modus Media International, Inc., which completes the pack-out process by assembling a finished goods box consisting of the applicable product, software and other assorted materials.

COMPETITION

     The market for handheld computer products is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     We believe that the principal competitive factors impacting the market for our handheld computers are design, features, performance, price, brand and availability. We believe that we compete favorably compared to many of our current competitors with respect to some or all of these factors.

     Our handheld computers and Springboard modules compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

     - Palm, from whom we license our operating system;

     - licensees of the Microsoft Windows CE operating system for devices such as the PocketPC, including Casio, Compaq and Hewlett-Packard;

     - members of the Symbian consortium, including Psion, Ericsson and Motorola;

     - other Palm OS operating system licensees, including Nokia, Kyocera and Sony; and

     - Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity.

     We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. For example, in August 2000, both Palm and Sony introduced new handheld computers based on the Palm OS operating system. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business.

INTELLECTUAL PROPERTY

     Our success depends upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trade secret, trademark, copyright and patent laws and contractual restrictions on disclosure to protect our intellectual property rights. We do not have any issued U.S. or foreign patents, but we have applied for U.S. patents and have filed foreign patent applications based on our U.S. patent applications. We own a number of trademarks, including Handspring, the Handspring logo, Springboard and Visor.

     We license various technologies from third parties that have been integrated into our products. We believe that licensing complementary technologies improves our products in an efficient manner, allowing us to focus on our core competencies. Our most significant license is of the Palm OS operating system from Palm. We also license both conduit software from Chapura, Inc. that allows for synchronization with Microsoft Outlook as well as CDMA technology from QUALCOMM for potential wireless solutions. Our Palm OS operating system license requires the payment of royalties and maintenance and support fees to Palm. The license is non-exclusive, and Palm has previously licensed and could continue to license the Palm OS operating system to others, including our competitors. The license agreement extends until September 2003 and may be renewed for successive one-year terms if both parties agree. We have a close working relationship with Palm. We have collaborated and continue to collaborate with Palm in advancing the Palm OS operating system technology.

     It is possible that Palm will choose not to renew the license at the end of its term for competitive or other reasons. Upon expiration or termination of the Palm OS operating system license agreement, other than due to our breach, we may choose to keep the license granted under this agreement for two years following the expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. If we were not a licensee of the Palm OS operating system, we would be required to license a substitute operating system, which could be less desirable and could be costly in terms of cash and other resources. In the alternative, we could develop our own operating system, which would take considerable time, resources and expense, would divert our engineers' attention from product innovations and would not have the advantage of Palm OS operating system application compatibility. In addition, we may not assign that license agreement to a third party without the written consent of Palm unless it is to a purchaser of substantially all of our assets who is not a competitor of Palm. The existence of these license provisions may have an anti-takeover effect in that it could discourage competitors of Palm from making a bid to acquire us.

EMPLOYEES

     As of August 31, 2000, we had a total of 258 employees, of which 50 were in research and development, 35 were in manufacturing services, 121 were in marketing and sales and 52 were in general and administrative. We plan to hire substantial numbers of additional personnel in all areas of our business, particularly in sales and marketing. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements. Competition for qualified personnel in our industry and geographical location is intense, and we cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

ITEM 2. PROPERTIES

     Our headquarters are located in approximately 58,400 square feet of leased office space in Mountain View, California. The lease term extends to August 2004. We recently entered into another lease for approximately 28,000 square feet of additional office space in Mountain View which extends to June 2008. In addition, we currently lease office space in Singapore, Japan, the United Kingdom, the Netherlands and Switzerland. We believe our current office space is adequate for our current operations. While vacancy rates in the Silicon Valley currently are extremely low, we believe that additional office space, if required, can be obtained.

     Handspring U.K. Ltd., located in the United Kingdom, and Handspring B.V., located in the Netherlands, are engaged in customer service, support and marketing activities. Handspring International Ltd., located in Switzerland, and Handspring K.K., located in Japan, are engaged in sales as well as customer service, support and marketing activities. Handspring Singapore Pte. Ltd., located in Singapore, is engaged in quality assurance and manufacturing support services.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of filing this annual report, we are not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 13, 2000, Handspring, Inc. ("Handspring California"), the California predecessor of the Company, solicited the written consents of its shareholders to approve the following matters: (1) an increase in the number of shares reserved and available for issuance under the 1998 Equity Incentive Plan by 2,400,000 shares to 28,707,693 shares, and (2) an increase in the number of shares reserved and available for issuance under the 1999 Executive Equity Incentive Plan by 1,350,000 shares to 10,350,000. These numbers reflect the 3-for-2 split that occurred at the end of May 2000. Each of the proposals was approved by Handspring California's shareholders, with 87.93% of the outstanding shares voting for each proposal, 0% of the outstanding shares voting against each proposal and 12.07% of the outstanding shares abstaining from voting on each proposal.

     On April 26, 2000, Handspring California solicited the written consents of its shareholders to approve an amendment to the Articles of Incorporation to allow for the issuance of up to 50,000 shares of common stock to charitable organizations. The proposal was approved by Handspring California's shareholders, with 87.93% of the outstanding shares voting for the proposal, 0% of the outstanding shares voting against the proposal and 12.07% of the outstanding shares abstaining from voting on each proposal.

     On April 27, 2000, the Company solicited the written consent of its then sole stockholder, Handspring California, to approve the following matters: (1) the reincorporation merger with Handspring (California), (2) the First Restated Certificate of Incorporation, (3) the Second Restated Certificate of Incorporation, (4) the Restated Bylaws, (5) the Indemnity Agreements, and (6) adoption of the 2000 Equity Incentive Plan, the 2000 ESPP, and the assumption of existing 1998 and 1999 equity incentive plans. Each of the proposals was approved by the Company's sole stockholder, with 100% of the outstanding stock voting for each proposal.

     On May 3, 2000, Handspring California solicited the written consents of its shareholders to approve the following matters: (1) the reincorporation merger with Handspring (Delaware), (2) the First Restated Certificate of Incorporation,
(3) the Second Restated Certificate of Incorporation, (4) the Restated Bylaws,
(5) the Indemnity Agreements, and (6) adoption of the 2000 Equity Incentive Plan and the 2000 ESPP. Each of the proposals was approved by Handspring California's shareholders, with 99.95% of the outstanding shares voting for each proposal, 0% of the outstanding shares voting against each proposal and 0.05% of the outstanding shares abstaining from voting on each proposal.

     On May 24, 2000, the Company solicited the written consents of its shareholders to approve a 3-for-2 split of the Common Stock of the Company. The proposal was approved by the Company's stockholders, with 87.65% of the outstanding shares voting for the proposal, 0% of the outstanding shares voting against the proposal and 12.35% of the outstanding shares abstaining from voting on each proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET FOR REGISTRANT'S COMMON EQUITY. Our Common Stock is traded on the Nasdaq National Market under the symbol "HAND." The following table sets forth the range of the high and low sales prices by quarter as reported on the Nasdaq National Market since June 21, 2000, the date our Common Stock commenced trading:

                      FISCAL YEAR 2000                        HIGH    LOW
                      ----------------                        ----    ---
Fourth Quarter (commencing June 21, 2000)...................  $28     $22 7/8

     On August 31, 2000, the number of stockholders of record was 188.

     We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. Our Registration Statement on Form S-1 (File No. 333-33666) related to our initial public offering was declared effective by the SEC on June 20, 2000. A total of 11,500,000 shares of our Common Stock was registered with the SEC with an aggregate registered offering price of $230 million, all of which shares were registered on our behalf. The offering commenced on June 20, 2000 and all shares of Common Stock being offered were sold for the aggregate registered offering price through a syndicate of underwriters managed by Credit Suisse First Boston Corporation; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Donaldson, Lufkin & Jenrette Securities Corporation; and U.S. Bancorp Piper Jaffray Inc.

     We paid to the underwriters underwriting discounts and commissions totaling $15.5 million in connection with the offering. In addition, we reasonably estimate that we incurred additional expenses of approximately $1.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounts to total estimated expenses of $17.1 million. Thus the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $212.9 million. No offering expenses were made directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

     As of July 1, 2000, $3.0 million of the net proceeds received by us from our initial public offering had been allocated to general working capital and the remainder had been invested in short-term, interest-bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. The selected consolidated statement of operations data presented below for the years ended July 1, 2000 and June 30, 1999, and the selected consolidated balance sheet data as of July 1, 2000 and June 30, 1999, are derived from our consolidated financial statements that have been included elsewhere in this annual report.

                                                                                   PERIOD FROM
                                                                                  JULY 29, 1998
                                                                YEAR ENDED     (DATE OF INCEPTION)
                                                               JULY 1, 2000     TO JUNE 30, 1999
                                                              --------------   -------------------
                                                                         (IN THOUSANDS,
                                                                     EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue.....................................................     $101,937            $    --
                                                                 --------            -------
Costs and operating expenses:
  Cost of revenue...........................................       69,921                 --
  Research and development..................................       10,281              2,738
  Selling, general and administrative.......................       42,424              2,451
  Amortization of deferred stock compensation...............       40,077              3,646
                                                                 --------            -------
          Total costs and operating expenses................      162,703              8,835
                                                                 --------            -------
Loss from operations........................................      (60,766)            (8,835)
Interest and other income, net..............................          675                446
                                                                 --------            -------
Net loss before taxes.......................................      (60,091)            (8,389)
Income tax provision........................................          200                 --
                                                                 --------            -------
Net loss....................................................     $(60,291)           $(8,389)
                                                                 ========            =======
Basic and diluted net loss per share........................     $  (1.77)           $ (0.71)
                                                                 ========            =======
Shares used in calculating basic and diluted net loss per
  share.....................................................       34,015             11,772
                                                                 ========            =======

                                                              JULY 1, 2000    JUNE 30, 1999
                                                              ------------    -------------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........    $196,548         $13,767
Working capital.............................................     182,662          13,108
Total assets................................................     230,472          15,631
Long-term liabilities, net of current portion...............          57              --
Redeemable convertible preferred stock......................          --          17,972
Total stockholders' equity..................................     194,229          (3,616)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were incorporated in July 1998 to develop innovative handheld computers that are fun, smart, approachable, compelling and personal. Our business is focused on the sale of our Visor handheld computer, Springboard modules that we have developed and related accessories. Shipments of these products began in October 1999 for orders received through our Web site. In March 2000, we began shipping our products to selected retailers. Starting in May 2000, our Visor handheld computer became available in Europe, both in English and in German language versions. In June 2000, we introduced the Japanese language version of our Visor handheld computer in Japan, and in September 2000, we announced a French language version to be distributed in France, Belgium, and Switzerland.

     During the period from inception to June 30, 1999, our operating activities were focused on developing our products, obtaining license rights, establishing third party manufacturing and distribution relationships, recruiting personnel and raising capital. During that period, we incurred expenses and generated no revenue. We first recognized revenue in the second quarter of fiscal 2000. The following discussion compares the period from July 29, 1998 (date of inception) to June 30, 1999 with fiscal 2000. For the purpose of this discussion, when we refer to fiscal 1999, we are referring to the period from inception to June 30, 1999.

     During fiscal 1999 our fiscal months coincided with calendar month ends. Effective July 1, 1999, we changed our fiscal year to a 52 - 53 week fiscal year ending on the Saturday nearest to June 30. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal periods.

     We expect to experience seasonality in the sales of our products. We anticipate sales to be higher in our second fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. We also expect that sales may decline during the summer months because of typical decreased consumer spending patterns during this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

RESULTS OF OPERATIONS

     REVENUE. Revenue is comprised almost entirely of sales of our handheld computer devices, modules and related accessories. We began shipping products in October 1999 for orders received through our Web site. In March 2000, we extended our distribution strategy to include select retailers. During the last quarter of fiscal 2000, we launched our products in both Europe and Japan through direct sales over our Web site as well as through leading retailers. Revenue during fiscal 2000 was $101.9 million.

     Product orders placed by end user customers are received via our Web site or over the telephone via our third party customer support partner. Retail sales orders are placed in our internal order processing system. All orders are then transmitted to our logistics partner. We take title at the point of transfer from this logistics partner to the common carrier. Title generally then transfers once the carrier has received the products. We recognize revenue when a purchase order has been received, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2000. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty. Also included in revenue are shipping and handling charges billed to our customers. These charges amounted to $2.1 million during fiscal 2000.

     Three customers accounted for 15%, 14%, and 11% of revenue during fiscal 2000.

     COST OF REVENUE. Cost of revenue consists primarily of materials, labor, royalty expenses, warranty expenses and shipping and handling. Cost of revenue was $69.9 million during fiscal 2000, $2.9 million of which represented shipping and handling costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of materials and software used in product development. Research and development expenses increased from $2.7 million during fiscal 1999 to

$10.3 million during fiscal 2000. The increase was associated with the hiring of personnel devoted to the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect research and development expenses to increase in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of Web site design and maintenance expenses, salaries and related expenses, promotional and advertising costs, accounting and administrative expenses, costs for legal and professional services and general corporate expenses. Selling, general and administrative expenses increased from $2.5 million during fiscal 1999 to $42.4 million during fiscal 2000 due to a general increase in the level of operations, including more personnel and larger facilities, as well as the launch of our products during fiscal 2000.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. We granted stock options to our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million at July 1, 2000. This amount is being amortized, using the multiple option method, over the four-year vesting period of the granted options. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004. We recognized $3.6 million of this expense during fiscal 1999 and $40.1 million during fiscal 2000.

     Future compensation expense is estimated to be $31.2 million, $18.1 million, $7.7 million, and $1.2 million for the fiscal years ended 2001, 2002, 2003 and 2004, respectively.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net increased from $446,000 during fiscal 1999 to $675,000 during fiscal 2000. The increase was primarily a result of increased interest income from higher average cash and cash equivalents and short-term investments balances during fiscal 2000 as compared with fiscal 1999.

     Also, included within interest and other income, net is the amortization of costs associated with a subordinated debt facility agreement that we entered into in June 1999. These costs relate to the inclusion of a right granted to our lender to purchase 198,965 shares of Series A preferred stock. The total cost was amortized over the 12 month term of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on June 20, 2000, we funded our operations primarily from the sale of preferred stock, through which we raised net proceeds of $28.0 million. Net proceeds from the initial public offering were $184.9 million. As of July 1, 2000, cash and cash equivalents were $196.5 million. Subsequent to our fiscal year end the underwriters of our initial public offering exercised their over-allotment option, which resulted in an additional $28.0 million of net proceeds to the Company.

     We also borrowed $6.0 million under a subordinated debt facility in June 2000. Borrowings under this facility bore interest at 10.0% per annum, and were collateralized by substantially all of our assets. The entire outstanding balance was repaid prior to the end of fiscal 2000. In addition, we have a secured equipment lease facility that allows a maximum borrowing of $1.0 million, of which $904,000 was available as of July 1, 2000.

     Net cash used in operating activities was $5.9 million during fiscal 2000 and $4.0 million during fiscal 1999. Net cash used in operating activities was primarily attributable to our net losses and, in fiscal 2000 due to an increase in accounts receivable of $20.5 million, reflecting the commencement of product sales. These increases were largely offset by the amortization of deferred stock compensation and the increase in accounts payable and accrued liabilities due to a general increase in the level of operations during each fiscal year.

     Net cash used in investing activities during fiscal 2000 was $3.5 million compared with $6.9 million during fiscal 1999. The uses of cash primarily consisted of purchases of property and equipment and short-term investments, partially offset by proceeds received from maturities or sales of short-term investments.

     Net cash provided by financing activities totaled $198.4 million during fiscal 2000, primarily due to net proceeds received from our initial public offering of $184.9 million. We also received $10.0 million from the issuance of Series B preferred stock, and, in May 2000, we received $1.5 million when our lender exercised their option to purchase 198,965 shares of Series A preferred stock at $7.539 per share. We received an additional $2.0 million from the issuance of common stock upon exercise of stock options by employees. Net cash provided by financing activities was $18.5 million in fiscal year 1999, primarily attributable to $18.0 million from the issuance of Series A preferred stock.

     Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our marketing efforts. We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. To the extent that we grow more rapidly than expected in the future, we may need additional cash to finance our operating and investing needs. We intend to invest the cash in excess of current operating requirements in interest-bearing, investment-grade securities with maturities no greater than two years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative investments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during fiscal 2001. To date, the Company has not engaged in derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective beginning in the fourth quarter of fiscal 2001. Implementation of SAB 101 is not expected to require us to change existing revenue recognition policies and therefore is not expected to have a material effect on the Company's financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material effect on our financial position or results of operations.

FACTORS AFFECTING FUTURE RESULTS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

     We incorporated in July 1998. We did not start selling our Visor handheld computer or generating revenue until the quarter ended January 1, 2000. Accordingly, we have only a limited operating history upon which you can evaluate our business. The revenue and income potential of our products and business are unproven. Our chances of financial and operational success are subject to the risks, uncertainties, expenses, delays and difficulties associated with starting a new business in a highly competitive field, many of which may be beyond our control. If we fail to address these risks, uncertainties, expenses, delays and difficulties, our business will be harmed.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MIGHT LEAD TO REDUCED PRICES FOR OUR STOCK.

     Given our lack of operating history, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline. Factors that are likely to cause our results to fluctuate include the following:

     - the announcement and timely introduction of new products by us and our competitors;

     - the timing and the availability of software programs and Springboard modules that are compatible with our products;

     - market acceptance of existing and future versions of our products and compatible Springboard modules;

     - fluctuations in the royalty rates and manufacturing costs we pay to produce our handheld computers;

     - the availability of components required to manufacture our products;

     - the seasonality of our product sales;

     - availability of components;

     - our ability to avoid potential system failures on our Web site;

     - the price of products that both we and our competitors offer; and

     - the mix of products that we offer.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MIGHT NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Our accumulated deficit as of July 1, 2000 was approximately $68.7 million. We had net losses of approximately $8.4 million for the period from July 29, 1998 (date of inception) to June 30, 1999 and $60.3 million in fiscal 2000. To date we have funded our operations primarily through the sale of equity securities. Moreover, we expect to incur significant operating expenses. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of July 1, 2000, we had a total of $58.3 million of deferred compensation to be amortized. As a result, we expect to continue to incur losses into calendar year 2001. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete description of our historical losses.

WE DEPEND HEAVILY UPON OUR LICENSE FROM PALM, INC. AND OUR FAILURE TO MAINTAIN THIS LICENSE COULD SERIOUSLY HARM OUR BUSINESS.

     We rely on technologies that we license or acquire from third parties, including Palm. Our failure to maintain these licenses could seriously harm our business. The Palm OS operating system is integrated with our internally-developed software and hardware, and is used to enhance the value of our products. Our license of the Palm OS operating system is critical to our Visor handheld computer. The license agreement extends until September 2003 and may be renewed for successive one-year terms if both parties agree. It is possible that Palm will choose not to renew the license at the end of its term for competitive or other reasons. Upon expiration or termination of the Palm OS operating system license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following the expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. If we were not a licensee of the Palm OS operating system, we would be required to license a substitute operating system, which could be less desirable and could be costly in terms of cash and other resources. In the alternative, we could develop our own operating system, which would take considerable time, resources and expense, would divert our engineers' attention from product innovations and would not have the advantage of Palm OS operating system applications compatibility. In addition, we may not assign that license agreement to a third party without the written consent of Palm unless it is to a purchaser of substantially all of our assets who is not a competitor of Palm. The existence of these license termination provisions may have an anti-takeover effect in that it could discourage competitors of Palm from acquiring us.

OUR BUSINESS COULD BE HARMED BY LAWSUITS WHICH HAVE BEEN FILED OR MAY IN THE FUTURE BE FILED AGAINST PALM INVOLVING THE PALM OS OPERATING SYSTEM.

     Suits against Palm involving the Palm OS operating system, which we license from Palm, could adversely affect us. A disruption in Palm's business because of these suits could disrupt our operations and cost us money. Palm is a defendant in several patent infringement lawsuits involving the Palm OS operating system. Although we are not a party to these cases and we are indemnified by Palm for damages arising from lawsuit of this type, we could still be adversely affected by a determination adverse to Palm as a result of market uncertainty or product changes that could arise from such a determination.

A SIGNIFICANT PORTION OF OUR REVENUES HAS BEEN DERIVED FROM SALES ON OUR WEB SITE AND SYSTEM FAILURES OR DELAYS HAVE IN THE PAST AND MIGHT IN THE FUTURE HARM OUR BUSINESS.

     To date, we have generated a significant portion of our revenue through our Web site. As a result, our business depends on our ability to maintain and expand our computer systems. We must also protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. During our initial product launch, we experienced system interruptions and slowdowns due to an improper design and implementation of our Web site from which consumers purchase our products. This caused long wait times on our Web site, long delivery times, lost orders, lost revenues and harm to our reputation. Despite precautions we have taken, unanticipated problems affecting our systems could again in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our systems due to an increase in the volume of traffic on our Web site. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

WE EXPECT TO INCREASE OUR RELIANCE ON RETAILERS TO SELL OUR PRODUCTS, AND DISRUPTIONS IN THIS CHANNEL AND OTHER EFFECTS OF SELLING THROUGH RETAILERS WOULD HARM OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD COMPUTERS.

     We sell our products both through our handspring.com Web site as well as through retail partners. In March 2000, we entered into agreements with Best Buy, CompUSA and Staples, currently our three largest retail partners, to resell our products in their stores in the United States. Since that time we have expanded our retail distribution into Canada, Germany, the United Kingdom, France, Japan and other international markets. We have also added additional retail and sales partners within the United States. We expect to add additional retail partners worldwide as we continue to expand our business. We are subject to many risks relating to the retail distribution of our products including the following:

     - retailers may not maintain inventory levels sufficient to meet customer demand;

     - if we reduce the prices of our products, we may have to compensate retailers for the difference between the higher price they paid to buy their inventory and the new lower prices;

     - product returns could increase as a result of our strategic interest in assisting retailers in balancing inventories;

     - retailers may emphasize our competitors' products or decline to carry our products;

     - we may not be able to attract or retain a sufficient number of qualified retailers; and

     - as increased sales are made through our retail distribution channel, a conflict may develop between that channel and direct sales through our handspring.com Web site.

     In addition, to the extent our revenues through our retail distribution channel continue to increase as a percentage of total revenues, our gross margins may decrease because sales through retailers are made at lower margins than sales through our Web site. A higher percentage of retail distribution sales also would negatively impact our cash cycle.

OUR PRODUCTION COULD BE SERIOUSLY HARMED IF WE EXPERIENCE A COMPONENT SHORTAGES OR IF OUR SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

     Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers and that are in great demand. We do not carry any inventory of our products or product components. We rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts that we provide. At various times, some of the key components for handheld computers, including display components and flash memory, have been in short supply, taking up to 180 days between ordering and delivery. In recent months a number of our suppliers have been capacity constrained due to high industry demand for their components and relatively long lead times required to expand factory capacity. Due in part to these component shortages, some of our competitors have been unable to meet demand for their products. Ongoing shortages of components would harm our ability to deliver our products on a timely basis. The cost, quality and availability of components are essential to the successful production and timely sale of our products.

     Some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computer products would be seriously harmed. In addition, because we rely on purchase orders rather than long-term contracts with our suppliers, including our sole and single source suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

     The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product introductions. If we fail to modify or improve our products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

     - use leading technologies effectively;

     - continue to develop our technical expertise;

     - enhance our current products and develop new products that meet changing customer needs;

     - time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

     - adjust the prices of our existing products to increase customer demand;

     - successfully advertise and market our products; and

     - influence and respond to emerging industry standards and other technological changes.

     We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products or enhancing our existing products on a timely basis. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

IF WE ARE NOT SUCCESSFUL IN THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS, DEMAND FOR OUR PRODUCTS COULD DECREASE.

     We depend on our ability to develop new or enhanced products that achieve rapid and broad market acceptance. We may fail to identify new product opportunities successfully and develop and bring to market new products in a timely manner. In addition, our product innovations may not achieve the market penetration or price stability necessary for profitability.

     As the use of our Visor handheld computer and Springboard slot continue to evolve, we plan to develop additional complementary products and services as additional sources of revenue are available. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, we have recently announced a GSM cell phone module that relies on a wireless infrastructure. If we fail to develop these or other products successfully, our business would be harmed.

IF POPULAR SPRINGBOARD MODULES ARE NOT DEVELOPED FOR OUR VISOR HANDHELD COMPUTER, DEMAND FOR OUR PRODUCTS MAY BE LIMITED.

     To differentiate our products from competitors and attract large numbers of consumer purchasers of our products, we and third parties need to develop compelling Springboard modules for our Visor handheld computer. We may be unable to attract a sufficient number of talented third-party Springboard module developers because of our relatively small market share in the handheld computer industry or for technological or other reasons. There is a limited number of Springboard modules available for sale. If Springboard module developers fail to anticipate market needs in a timely manner, or if there is not a successful distribution outlet for the sale of Springboard modules, demand for our Visor handheld computer may diminish.

OUR REPUTATION COULD BE HARMED IF THE SPRINGBOARD MODULES DEVELOPED BY THIRD PARTIES ARE DEFECTIVE.

     Because we offer an open development environment, third party developers are free to design, market and sell modules for our Springboard slot without our consent, endorsement or certification. Nevertheless our reputation is inextricably tied to the Springboard modules designed for our Visor handheld computer. If modules sold by third parties are defective or are of poor quality, our reputation could be harmed and the demand for our Visor handheld computer and modules could decline.

IF THE EXPANDABLE DESIGN OF OUR PRODUCTS IS NOT ACCEPTED BY CONSUMERS, OUR REVENUES WILL FAIL TO MEET OUR EXPECTATIONS.

     Much of the perceived value of our Visor handheld computer lies in the Springboard expansion slot, which enables users to add functions by inserting modules into the base device. Many of these modules will perform functions that are today generally performed by a dedicated standalone device. While we believe that the simple customization provided by the Springboard slot will be attractive to users, the uniqueness of the feature combined with the recent introduction of the product make it unclear whether consumers will prefer our approach as compared either to multiple dedicated devices or to other designs for multifunction devices.

IF WE FAIL TO ACCURATELY ANTICIPATE DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO SECURE SUFFICIENT QUANTITIES OR COST-EFFECTIVE PRODUCTION OF OUR HANDHELD COMPUTERS OR WE COULD HAVE COSTLY EXCESS PRODUCTION.

     Because we have a limited operating history and did not begin selling our products until October 1999, we have very little information about demand for our products. The demand for our products depends on many factors and is difficult to forecast. We experienced product shortages when we introduced our Visor handheld computer because we underestimated initial demand. We expect that it will become even more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause problems in our operations.

     If demand does not develop as expected, we could have excess production resulting in excess inventories of finished products and components. We have limited capability to reduce manufacturing capacity within a 90-day period. If we have excess production, we could incur cancellation charges or other liabilities to our manufacturing partners.

     If demand exceeds our expectations, we will need to rapidly increase production at our third-party manufacturers. Our suppliers will also need to provide additional volumes of components, which may not be possible within our timeframes. Even if our third-party manufacturers are able to obtain enough components, they might not be able to produce enough of our products as fast as we need them. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs would lower our profit margins.

IF ANY OF OUR MANUFACTURING PARTNERS FAIL TO PRODUCE QUALITY PRODUCTS ON TIME AND IN SUFFICIENT QUANTITIES, OUR REPUTATION AND RESULTS OF OPERATIONS WOULD SUFFER.

     We depend on third-party manufacturers to produce sufficient volume of our handheld devices, modules and accessories in a timely fashion and at satisfactory quality levels. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. We currently have manufacturing agreements with Flextronics and Solectron under which we order products on a purchase order basis in accordance with a forecast. The absence of dedicated capacity under our manufacturing agreements means that, with little or no notice, our manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices. If they were to stop manufacturing our devices, it could take from three to six months to secure alternative manufacturing capacity and our results of operations could be harmed. In addition, if our manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our results of operations could suffer.

     Our reliance on third-party manufacturers exposes us to the following risks outside our control:

     - unexpected increases in manufacturing and repair costs;

     - interruptions in shipments if one of our manufacturers is unable to complete production;

     - inability to control quality of finished products;

     - inability to control delivery schedules;

     - unpredictability of manufacturing yields; and

     - potential lack of adequate capacity to fill all or a part of the services we require.

WE RELY ON THIRD PARTIES FOR ORDER FULFILLMENT, REPAIR SERVICES AND TECHNICAL SUPPORT. OUR REPUTATION AND RESULTS OF OPERATIONS COULD BE HARMED BY OUR INABILITY TO CONTROL THEIR OPERATIONS.

     We rely on third parties to package and ship customer orders, repair units and provide technical support. If our order fulfillment services, repair services or technical support services are interrupted or experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Although we have the ability to add new service providers or replace existing ones, transition difficulties and lead times involved in developing additional or new third party relationships could cause interruptions in services and harm our business.

WE EXPECT TO FACE SEASONALITY IN OUR SALES, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

     We expect to experience seasonality in the sales of our products. We anticipate sales to be higher in our second fiscal quarter due to increased consumer spending on electronic devices during the holiday season. We also expect that sales may decline during the summer months because of typical slower consumer spending in this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

OUR FAILURE TO DEVELOP BRAND RECOGNITION COULD LIMIT OR REDUCE THE DEMAND FOR OUR PRODUCTS.

     We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our handheld computer products. Some of our competitors and potential competitors have better name recognition and powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our ability and the ability of third party developers to deliver software and Springboard modules that are engaging to our users and our ability to provide high quality support. To promote our brand, we expect to increase our marketing expenditures and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

     The market for handheld computing and communication products is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     Our handheld computers compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

     - Palm, from whom we license the Palm OS operating system;

     - licensees of the Microsoft Windows CE operating system for devices such as the PocketPC, including Casio, Compaq and Hewlett-Packard;

     - members of the Symbian consortium, including Psion, Ericsson and Motorola; and

     - other Palm OS operating system licensees, including Nokia, Kyocera and Sony.

     - Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity

     We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. For example, in August 2000, both Palm and Sony introduced new handheld computers based on the Palm OS operating system. Successful new product introductions or enhancements by our competitors could reduce sales and the market acceptance of our products, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business.

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

     We have experienced rapid growth and expansion since our inception. From July 29, 1998 to August 31, 2000, we increased the number of our employees from two to 258. This growth has placed, and will continue to place, a significant strain on our management and information systems and operational and financial resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our business.

OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS, OR COULD BE SUBJECT TO VIRUSES, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE TO OUR REPUTATION, AS WELL AS LOST REVENUES, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

     Our Visor handheld computer and Springboard modules are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly changing handheld computing and communications market. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. In the future, we may experience delays in releasing new products as problems are corrected. From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, some undetected errors or defects may only become apparent as new functions are added to our Visor handheld computer through the use of future Springboard modules. Currently, consumers that purchase through our Web site may return their Visor handheld computer for any reason within 30 days of purchase. In addition, we warrant that our hardware will be free of defects for one year from date of purchase. Delays, costs and damage to our reputation due to product defects could harm our business.

     Our products also could be affected by viruses. In September 2000, the first-ever virus written to destroy programs based on the Palm OS was discovered. While there have been few reports of users affected by this virus, it is possible that viruses may become more prevalent, particularly as handheld computers are more commonly used for wireless applications that facilitate the sharing of files and other information. To the extent that antivirus software was unable to protect users of our product from such viruses, our products could be rejected and result in increased service costs.

IF WE LOSE OUR KEY PERSONNEL, WE MAY NOT BE ABLE TO MANAGE OUR BUSINESS SUCCESSFULLY.

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer, and Edward T. Colligan, our Senior Vice President, Marketing and Sales. The loss of the services of any of our senior level management, or other key employees, could harm our business. Our future performance will depend, in part, on the ability of our executive officers to work together effectively. Our executive officers may not be successful in carrying out their duties or running our company. Any dissent among executive officers could impair our ability to make strategic decisions quickly in a rapidly changing market.

IF WE FAIL TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED EMPLOYEES, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN WOULD BE COMPROMISED.

     Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. For example, fluctuations in the market price of our common stock could lead potential and existing employees to believe that our equity incentives are less attractive, which could adversely affect our ability to attract and retain qualified employees. We expect to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE DEPEND ON PROPRIETARY RIGHTS TO DEVELOP AND PROTECT OUR TECHNOLOGY.

     Our success and ability to compete substantially depends on our internally developed proprietary technologies, which we protect through a combination of trade secret, trademark, copyright and patent laws. While we have patent applications pending, to date no U.S. or foreign patents have been granted to us.

     Patent applications or trademark registrations may not be approved. Even if they are approved, our patents or trademarks may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer.

     We may be required to spend significant resources to protect, monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

WE COULD BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

     Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. For example, we have received a letter from NCR notifying us of potential infringement of its patents, although we do not believe that resolution of the matter will have a material impact on us. We may in the future receive other notices of claims that our products infringe or may infringe intellectual property rights. Any litigation to determine the validity of such claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

     - pay substantial damages;

     - cease the manufacture, use or sale of infringing products;

     - discontinue the use of certain technology; or

     - obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     To date, we have generated substantially all of our revenue from sales in the United States. In recent months, however, we have entered the European and Asian markets. We expect to enter additional international markets over time. To the extent that our revenue from international operations represents an increasing portion of our total revenue, we will be subject to increased exposure to international risks. In addition, the facilities where our Visor handheld computers are, and will be, manufactured are located outside the United States. A substantial number of our material suppliers are based outside of the United States, and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

     - changes in foreign currency exchange rates;

     - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

     - trade protection measures and import or export licensing requirements;

     - development risks and expenses associated with customizing our products for local languages;

     - potentially negative consequences from changes in tax laws;

     - impact of natural disasters with an inability of the local government to quickly provide recovery services;

     - difficulty in managing widespread sales and manufacturing operations; and

     - less effective protection of intellectual property.

WE MAY PURSUE STRATEGIC ACQUISITIONS AND WE COULD FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

     We expect to evaluate acquisition opportunities that could provide us with additional product or services offerings, technologies or additional industry expertise. Any future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We could fail to integrate the operations, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

WE MIGHT NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADDITIONAL FINANCING MIGHT NOT BE AVAILABLE.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months. However, our resources may prove to be insufficient for these working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

     - take advantage of opportunities, including the purchase of technologies or acquisitions of complementary businesses;

     - develop new products or services; or

     - respond to competitive pressures.

     Any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures, and our business could be harmed.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

     The market price of the securities of technology-related companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations, particularly given that only a small portion of our outstanding shares currently are publicly traded. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that effect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

PROVISIONS IN OUR CHARTER DOCUMENTS MIGHT DETER A COMPANY FROM ACQUIRING US.

     We have a classified board of directors. In addition, our stockholders are unable to call special meetings of stockholders, to act by written consent, to remove any director or the entire board of directors without a super majority vote or to fill any vacancy on the board of directors. Our stockholders must also meet advance notice requirements for stockholder proposals. Our board of directors may also issue preferred stock without any vote or further action by the stockholders. These provisions and other provisions under Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

OUR OFFICERS AND DIRECTORS EXERT SUBSTANTIAL INFLUENCE OVER US.

     Our executive officers, our directors and entities affiliated with them together beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders are able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD AFFECT OUR STOCK PRICE.

     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. After the lockup agreements pertaining to our initial public offering expire in December 2000, a large number of our shares will be eligible for sale in the public market for the first time. Many of these shares are held by directors, executive officers and other affiliates, and are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of fixed income securities with an average maturity of less than one year. Because all of the securities in our portfolio had original maturities of three months or less at July 1, 2000, the balances have been recorded as cash equivalents. These securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investment until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not hedge any interest rate exposures.

     Foreign Currency Exchange Risk. Revenue and expenses of our international operations are denominated in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and expenses have not been material. We currently do not hedge our foreign currency exposure. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to our Consolidated Financial Statements and the Report of the Independent Auditors appears in Part IV of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table shows information concerning our executive officers, directors and other key employees. Ages are as of August 31, 2000.

                  NAME                    AGE                         POSITION
                  ----                    ---                         --------
Donna L. Dubinsky.......................  45    President and Chief Executive Officer and a Director
Jeffrey C. Hawkins......................  43    Chief Product Officer and a Director
Edward T. Colligan......................  39    Senior Vice President, Marketing and Sales
Bernard J. Whitney......................  44    Chief Financial Officer and Secretary
Michael Gallucci........................  44    Vice President, Worldwide Manufacturing
Celeste Baranski........................  42    Vice President, Engineering
David G. Pine...........................  41    Vice President and General Counsel
William Holtzman........................  48    Vice President, International
John Hartnett...........................  37    Vice President, Service and Support
Patricia A. Tomlinson...................  42    Vice President, Human Resources
Kim B. Clark(1).........................  51    Director
L. John Doerr(2)........................  49    Director
Bruce W. Dunlevie(1)(2).................  43    Director
Mitchell E. Kertzman(1).................  51    Director

---------------
(1) Member of audit committee

(2) Member of compensation committee

     Ms. Dubinsky is a co-founder of Handspring. She has been the President and Chief Executive Officer and a director since July 1998. She served as President and Chief Executive Officer of Palm Computing, Inc. from June 1992 to July 1998. From 1982 to 1991, she was with Claris Corporation, a subsidiary of Apple Computer, Inc., and with Apple Computer, Inc., where she served in a number of logistics, sales and marketing positions, most recently as Vice President International of Claris from 1987 to January 1991. Ms. Dubinsky is also a director of Intuit Inc. She holds a B.A. degree in history from Yale University and an M.B.A. from the Harvard Graduate School of Business Administration.

     Mr. Hawkins is a co-founder of Handspring. He has been the Chief Product Officer and a director since July 1998. He was a founder of Palm and served as its Product Architect and one of its directors from 1992 to June 1998. From 1982 to 1992, Mr. Hawkins was Vice President of Research at GRiD Systems Corporation, a laptop computer company. He holds a B.S. degree in electrical engineering from Cornell University.

     Mr. Colligan is a co-founder of Handspring. He has served as Senior Vice President, Marketing and Sales, of Handspring since October 1998. Before he joined Handspring, he served as Vice President of Marketing of Palm Computing from January 1993 to September 1998. From 1986 to 1993, Mr. Colligan was at Radius Corporation, a provider of displays and graphics cards, most recently serving as Vice President of Strategic and Product Marketing. He holds a B.A. degree in political science from the University of Oregon.

     Mr. Whitney has served as Chief Financial Officer and Secretary of Handspring since June 1999. From August 1997 to June 1999, he served as Executive Vice President and Chief Financial Officer of Sanmina, Inc., an electronics manufacturing company. From June 1995 to August 1997, Mr. Whitney served as Vice President of Finance for Network General Corporation, a network fault tolerance and performance management solutions company. From 1987 to June 1995, Mr. Whitney held a variety of corporate finance positions at Conner Peripherals, a storage device manufacturer. He holds a B.S. degree in finance from California State University at Chico and an M.B.A. from San Jose State University.

     Mr. Gallucci has served as Vice President, Worldwide Manufacturing, for Handspring since November 1998. From November 1996 to November 1998, he served as Director, Worldwide Manufacturing and Logistics at Palm. From February 1992 to November 1996, Mr. Gallucci served as Director of Materials at

Bay Networks (now Nortel), a computer networking company. He holds a B.S. degree in marketing and an M.B.A. from Arizona State University.

     Ms. Baranski has served as Vice President, Engineering, of Handspring since September 1999. From January 1999 to August 1999, she served as a Product Development Manager at Set Engineering, Inc., a product development consulting company. She served as a Research and Development Manager for the Mobile Computing Division at Hewlett Packard Company from March 1996 to November 1998. Before that she served as Director of Product Development at Norand Corporation, a supplier of handheld computers to vertical markets, from June 1994 to February 1996, and as Vice President of Engineering at EO, Inc., a start-up PDA company, from 1990 to 1994. She holds B.S. and M.S. degrees in electrical engineering from Stanford University.

     Mr. Pine has served as Vice President and General Counsel since May 2000. From April 1996 to May 2000, Mr. Pine served with At Home Corporation, most recently as Senior Vice President and General Counsel and Secretary. From 1990 to March 1996, he was Vice President, General Counsel and Secretary of Radius Inc., a manufacturer of Macintosh computer peripherals. Mr. Pine also has served as a state legislator in the New Hampshire House of Representatives. Mr. Pine holds an A.B. degree in government from Dartmouth College and a J.D. degree from the University of Michigan Law School.

     Mr. Holtzman has served as Vice President, International, of Handspring since November 1999. From January 1998 to August 1999, he served as Vice President of Strategic Channels and International at Beyond.com, an e-commerce company. From July 1997 to January 1998, he served as an independent consultant for companies including Netscape, Palm and NetObjects. Mr. Holtzman served as Vice President of Asia -- Latin America at Macromedia, Inc., a multimedia software company, from March 1995 to July 1997. He holds a B.S. degree in journalism from Boston University.

     Mr. Hartnett has served as Vice President, Service and Support, of Handspring since February 2000. From July 1999 to February 2000, he served as Senior Vice President of Marketing, Support and Operations of MetaCreations, a creative web software company. Mr. Hartnett also served as Vice President of Worldwide Support and Operations for MetaCreations from December 1997 to July 1999 and Vice President of International Operations for MetaCreations from July 1996 to December 1997. Prior to joining MetaCreations, Mr. Hartnett was with Claris Corporation from 1992 to July 1996 where he most recently held the position of Director of International Operations. He holds a degree in marketing from the Marketing Institute of Ireland and a Post Graduate degree in finance through the ACCA and the University of Limerick.

     Ms. Tomlinson has served as Vice President, Human Resources, of Handspring since January 2000. From April 1996 to November 1999, she was Vice President of Human Resources at Edify Corporation, a self-service software company. From March 1995 to April 1996, she was Vice President of Human Resources for the Desktop Document Systems Division of Xerox Corporation. Ms. Tomlinson also served as Director of Human Resources at Synopsys, Inc., an electronic design automation software company, from June 1992 to March 1995. From July 1983 to June 1992, she held human resources management positions with Apple Computer, Inc. Ms. Tomlinson holds a B.A. degree in sociology from Pomona College.

     Dr. Clark has served as a director of Handspring since April 2000. Dr. Clark is Dean of the Faculty and George F. Baker Professor of Administration at Harvard Business School, where he has been a member of the faculty since 1978. His current research focuses on modularity in design and the integration of technology and competition in industry evolution, with a particular focus on the computer industry. Earlier research has focused on the areas of technology, productivity, product development and operations strategy. He serves as a director of Guidant Corporation and Tower Automotive, Inc. Dr. Clark received his B.A., M.A. and Ph.D. degrees in economics from Harvard University.

     Mr. Doerr has served as a director of Handspring since October 1998. He has been a general partner of Kleiner Perkins Caufield & Byers since September 1980. Before his tenure at Kleiner Perkins, Mr. Doerr was employed by Intel Corporation for five years. He serves on the board of directors of Amazon.com, Inc., At Home Corporation, Drugstore.com, Epicore, Healtheon/WebMD, Homestore.com, Intuit Inc., Martha

Stewart Living Omnimedia and Sun Microsystems, Inc. Mr. Doerr holds B.S.E.E. and M.E.E. degrees from Rice University and an M.B.A. from the Harvard Graduate School of Business Administration.

     Mr. Dunlevie has served as a director of Handspring since October 1998. Mr. Dunlevie has been a Managing Member of Benchmark Capital, a venture capital firm, since its founding in May 1995. From 1989 to 1995, Mr. Dunlevie was a general partner at Merrill, Pickard, Anderson & Eyre, a venture capital firm. Mr. Dunlevie has also served as Vice President and General Manager of the Personal Computer Division of Everex Systems, Inc., a personal computer manufacturer, and as an investment banker with Goldman, Sachs & Co. He is also a director of Wink Communications and Rambus, Inc. as well as several privately held companies. Mr. Dunlevie holds a B.A. degree from Rice University and an M.B.A. from the Stanford School of Business.

     Mr. Kertzman has served as a director of Handspring since April 2000. He has been President, Chief Executive Officer and a director of Liberate Technologies, an interactive TV software company, since November 1998. Prior to joining Liberate, Mr. Kertzman was a member of the board of directors of Sybase, Inc., a database company, from February 1995 to November 1998. He served as Chairman of Sybase's board of directors from July 1997 to November 1998. Between February 1998 and August 1998, he also served as Co-Chief Executive Officer of Sybase. From July 1996 until February 1997, Mr. Kertzman served as Chief Executive Officer of Sybase and, from July 1996 until July 1997, he also served as President of Sybase. Between February 1995 and July 1996 he served as an Executive Vice President of Sybase. In February 1995, Sybase merged with Powersoft Corporation, a provider of application development tools. Mr. Kertzman had served as Chief Executive Officer and a director of Powersoft since he founded it in 1974. He also served as President of Powersoft from April 1974 to June 1992. Mr. Kertzman also serves as a director of Chordiant Software, Inc., CNET Networks, Inc. and Extensity, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock during fiscal year 2000 to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

     Based solely on our review of such forms furnished to us for fiscal year 2000, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the total compensation received for services rendered to us during fiscal 1999 and 2000 by our Chief Executive Officer and the four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                 COMPENSATION AWARDS
                                                                                 -------------------
                                                                     ANNUAL           SHARES OF
                                                                  COMPENSATION      COMMON STOCK
                                                                  ------------       UNDERLYING
               NAME AND PRINCIPAL POSITION                 YEAR    SALARY($)         OPTIONS(#)
               ---------------------------                 ----   ------------   -------------------
Donna L. Dubinsky........................................  2000     $150,000                 --
  President and Chief Executive Officer                    1999      111,442                 --
Bernard J. Whitney.......................................  2000      180,000             46,516
  Chief Financial Officer                                  1999        5,539          1,350,000
Jeffrey C. Hawkins.......................................  2000      150,000                 --
  Chief Product Officer                                    1999      111,442                 --
Edward T. Colligan.......................................  2000      150,000                 --
  Senior Vice President, Marketing and Sales               1999      109,712          6,057,693
Michael Gallucci.........................................  2000      150,000            100,000
  Vice President, Manufacturing and Logistics              1999       80,000            908,653

OPTION GRANTS IN FISCAL 2000

     The following table provides certain information with respect to stock options granted to those executive officers listed in the Summary Compensation Table above for the fiscal year ended July 1, 2000. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

     The potential realizable value is calculated based on the ten-year term of the option and the market value at the time of grant. Stock price appreciation of 5% and 10% is assumed under rules of the Securities and Exchange Commission and does not represent our prediction of our stock price performance.

                                              INDIVIDUAL GRANTS(1)
                             -------------------------------------------------------    {POTENTIAL REALIZABLE
                                           PERCENTAGE                                     VALUE AT ASSUMED
                             NUMBER OF      OF TOTAL                                    ANNUAL RATES OF STOCK
                               SHARES       OPTIONS                                      PRICE APPRECIATION
                             UNDERLYING    GRANTED TO    EXERCISE                        FOR OPTION TERM(2)
                              OPTIONS     EMPLOYEES IN     PRICE                       -----------------------
           NAME               GRANTED     FISCAL 2000    PER SHARE   EXPIRATION DATE       5%          10%
           ----              ----------   ------------   ---------   ---------------   ----------   ----------
Donna L. Dubinsky..........        --          --%        $   --              --       $       --   $       --
Bernard J. Whitney(3)......    46,516         0.2           0.22          8/3/09        1,505,056    2,402,674
Jeffrey C. Hawkins.........        --          --             --              --               --           --
Edward T. Colligan.........        --          --             --              --               --           --
Michael Gallucci(3)........   100,000         0.5          20.00         6/19/10        1,257,789    3,187,485

---------------
(1) Options vest 25% after the first year of service and ratably each month over the remaining thirty-six month period. The options have a ten-year term, but are subject to earlier termination in the event of the optionee's cessation of service with the Company.

(2) These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the ten-year term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock and overall stock market conditions. There can be no assurance that amounts reflected in this table will be achieved.

(3) Since there was no public market for our common stock on the date of grant to Bernard J. Whitney and Michael Gallucci the initial public offering price of $20.00 per share was used for purposes of the potential realizable value calculations.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

     The table below shows information regarding shares acquired upon exercise of options in fiscal 2000 and about options held as of July 1, 2000 by the officers indicated below.

                                                        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                           SHARES                      OPTIONS AT JULY 1, 2000          AT JULY 1, 2000(2)
                         ACQUIRED ON      VALUE      ---------------------------   ----------------------------
         NAME             EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
         ----            -----------   -----------   -----------   -------------   ------------   -------------
Donna L. Dubinsky......         --     $        --           --            --      $         --     $     --
Bernard J. Whitney.....    675,000      18,112,498      721,516            --        19,358,093           --
Jeffrey C. Hawkins.....         --              --           --            --                --           --
Edward T. Colligan.....         --              --    5,157,693            --       138,994,101           --
Michael Gallucci.......    112,500       3,031,750      346,153       100,000         9,328,439      700,000

---------------
(1) All shares exercised were exercised prior to the common stock having a public trading market. Accordingly, the values realized in the table have been calculated on the basis of the initial public offering price of $20.00 per share less the applicable exercise price.

(2) Amounts were calculated using the closing price of the common stock on the last trading day of the year, which was $27.00 per share.

CHANGE OF CONTROL ARRANGEMENTS

     In August 1998, we entered into founder's restricted stock purchase agreements with Donna L. Dubinsky and Jeffrey C. Hawkins. We sold Ms. Dubinsky 22,050,000 shares of our common stock subject to our right to repurchase 80% of the shares upon termination of her employment. We sold Mr. Hawkins 40,950,000 shares of our common stock subject to our right to repurchase 80% of the shares upon termination of his employment. Under these agreements, our right of repurchase lapsed as to an additional 20% of the shares in July 1999 and lapses as to the remainder in equal monthly installments until July 2002. If we are acquired by or sell all or substantially all of our assets to another entity, the vesting on the shares held by Ms. Dubinsky and Mr. Hawkins will accelerate so that our right of repurchase will lapse on an additional 25% of the shares.

     In October 1998, we issued an option to Edward T. Colligan, our Vice President, Marketing and Sales, to purchase 6,057,693 shares of our common stock. The option was immediately exercisable in full. The option vested as to 25% of the shares in October 1999. The remaining shares vest in equal monthly installments until October 2002. Unvested shares issued upon exercise of the option are subject to our right of repurchase upon termination of Mr. Colligan's employment. Under the option agreement, if we are acquired by or sell all or substantially all of our assets to another entity, the vesting on the shares held by Mr. Colligan will accelerate so that our right of repurchase will lapse on an additional 25% of the shares.

     In June 1999, we issued an option to Bernard J. Whitney, our Chief Financial Officer, to purchase 1,350,000 shares of our common stock. In August 1999, we issued an option to Mr. Whitney to purchase 46,516 shares of our common stock. Both options were immediately exercisable in full, and vest as to 25% of the shares on the first anniversary of the grant date. The remaining shares vest in equal monthly installments over a period of three years. Unvested shares issued upon exercise of the option are subject to our right of repurchase upon termination of Mr. Whitney's employment. Under the option agreement, if we are acquired by or sell all or substantially all of our assets to another entity, the vesting on the shares held by Mr. Whitney will accelerate in full, so that both options will be immediately exercisable in full and our right of repurchase will lapse on all of the shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of our compensation committee has at any time since our formation been an officer or employee of Handspring. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of August 31, 2000 for:

     - each person known by us to own beneficially more than 5% of our of common stock;

     - each of our directors;

     - each executive officer listed in the Summary Compensation Table above;
       and

     - all directors and executive officers as a group.

     The percentage of beneficial ownership for the following table is based on 126,936,978 shares of common stock outstanding on August 31, 2000.

     Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Handspring, Inc., 189 Bernardo Avenue, Mountain View, California 94043.

     The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder exercises sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after August 31, 2000 through the exercise of any option. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options into shares of common stock.

                                                               NUMBER OF SHARES         PERCENT
                  NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED   BENEFICIALLY OWNED
                  ------------------------                    ------------------   ------------------
Jeffrey C. Hawkins(1).......................................      40,927,500              32.2%
Donna L. Dubinsky(2)........................................      22,025,000              17.4
L. John Doerr(3)............................................      18,799,821              14.8
Kleiner Perkins Caufield & Byers
  2750 Sand Hill Road
  Menlo Park, California 94205
Bruce W. Dunlevie(4)........................................      18,804,078              14.8
Benchmark Capital Partners II, L.P.
  2480 Sand Hill Road
  Menlo Park, California 94205
Edward T. Colligan(5).......................................       6,012,693               4.6
Bernard J. Whitney(6).......................................       1,396,516               1.1
Michael Gallucci(7).........................................         895,153               0.7
Kim B. Clark(8).............................................              --                --
Mitchell E. Kertzman(8).....................................              --                --
Executive officers and directors as a group (11
  persons)(9)...............................................     110,210,761              82.1

---------------
(1) Includes 40,680,000 shares held of record by Mr. Hawkins and his spouse as trustees under the Strauss-Hawkins Trust Agreement dated April 17, 1991 of which 15,695,725 shares are subject to a lapsing repurchase right. Also includes 247,500 shares held of record by various charitable trusts for which Mr. Hawkins is the trustee.

(2) Represents shares held of record by Ms. Dubinsky as trustee under the Amended and Restated Dubinsky Trust Agreement dated May 23, 1995, of which 8,451,544 shares are subject to a lapsing repurchase right.

(3) Represents 17,325,915 shares held by Kleiner Perkins Caufield & Byers VIII, L.P., 1,003,911 shares held by KPCB VIII Founders Fund, L.P. and 469,995 shares held by KPCB Information Sciences Zaibatsu Fund II, L.P. Mr. Doerr is a general partner of KPCB VIII Associates, L.P., which is a general partner of Kleiner Perkins Caulfield & Byers VIII, L.P.

(4) Represents 4,257 shares held by Mr. Dunlevie and 18,799,821 shares held by Benchmark Capital Partners II, L.P. as nominee for Benchmark Capital Partners II, L.P., Benchmark Founders' Fund II, L.P., Benchmark Founders' Fund II-A, L.P. and Benchmark Members' Fund II, L.P. Mr. Dunlevie is a Managing Member of Benchmark Capital Management Co. II, LLC, the general partner of Benchmark Capital Partners II, L.P., Benchmark Founders' Fund II, L.P., Benchmark Founders' Fund II-A, L.P. and Benchmark Members' Fund II, L.P. Mr. Dunlevie disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Benchmark funds.

(5) Represents 885,000 shares held by Mr. Colligan and his spouse and 5,157,693 shares subject to fully exercisable options held by Mr. Colligan.

(6) Represents 675,000 shares held by Mr. Whitney and his spouse, 269,622 of which are subject to a lapsing repurchase right, and 721,516 shares subject to fully exercisable options held by Mr. Whitney.

(7) Represents 549,000 shares held by Mr. Gallucci, 164,965 of which are subject to a lapsing repurchase right, and 346,153 shares subject to fully exercisable options held by Mr. Gallucci.

(8) Dr. Clark and Mr. Kertzman were appointed to the board of directors in April 2000 and are not currently beneficial owners of any shares.

(9) Includes 337,500 shares held by our executive officers who were not individually listed in this table, all of which are subject to a lapsing repurchase right, and 7,237,862 shares subject to exercisable options held by the named executives above and the other executive officers who were not individually listed in this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than the transactions described in "Management" and the transaction described below, since the beginning of fiscal 2000 there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

     In July 1999, we sold a total of 928,506 shares of Series B preferred stock at a price per share of $10.77 to the following investors:

     - QUALCOMM Incorporated purchased a total of 649,954 shares of Series B preferred stock, which was converted into 2,924,793 shares of common stock in connection with our public offering, for a total purchase price of $7.0 million. QUALCOMM licenses CDMA technology to us;

     - entities affiliated with Kleiner Perkins Caufield & Byers VIII, L.P. purchased a total of 139,276 shares of Series B preferred stock, which was converted into 626,742 shares of common stock in connection with our public offering, for a total purchase price of $1.5 million; and

     - Benchmark Capital Partners II, L.P. purchased a total of 139,276 shares of Series B preferred stock, which was converted into 626,742 shares of common stock in connection with our public offering, for a total purchase price of $1.5 million as nominee for several affiliated entities.

     In connection with our issuances of preferred stock, we have entered into an investors rights agreement granting the holders of the preferred stock registration rights with respect to the common stock issuable upon conversion of their preferred stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K:

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   35
Consolidated Balance Sheets at July 1, 2000 and June 30,
  1999......................................................   36
Consolidated Statements of Operations for the Year Ended
  July 1, 2000 and the Period from July 29, 1998 (date of
  inception) to June 30, 1999...............................   37
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the Year Ended July 1, 2000 and the
  Period from July 29, 1998 (date of inception) to June 30,
  1999......................................................   38
Consolidated Statements of Cash Flows for the Year Ended
  July 1, 2000 and the Period from July 29, 1998 (date of
  inception) to June 30, 1999...............................   39
Notes to Consolidated Financial Statements..................   40

(a)(2) Financial Statement Schedule.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS CHARGED
                                                BALANCE AT         TO COSTS                      BALANCE AT
                                               JUNE 30, 1999     AND EXPENSES      DEDUCTIONS   JULY 1, 2000
                                               -------------   -----------------   ----------   ------------
Allowance for doubtful accounts..............       $--             $   138         $   (88)       $   50
Product return reserve.......................        --               6,732          (4,368)       $2,364
Accrued product warranty.....................        --              10,024          (1,991)       $8,033

(a)(3) Exhibits.

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 3.1      Second Amended and Restated Certificate of Incorporation
          (incorporated herein by reference to exhibit 3.3 to our
          Registration Statement on Form S-1 (File No. 333-33666)
          which became effective on June 21, 2000 (the Form S-1)(1)
 3.2      Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
 4.1      Specimen Common Stock Certificate(1)
 4.2      Amended and Restated Investors' Rights Agreement dated July
          7, 1999(1)
10.1      Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2      1998 Equity Incentive Plan*(1)
10.3      1999 Executive Equity Incentive Plan*(1)
10.4      Form of 2000 Equity Incentive Plan*(1)
10.5      Form of 2000 Employee Stock Purchase Plan*(1)
10.6      Single Tenant Absolute Net Lease between Registrant and
          Chan-Paul Partnership dated June 22, 1999(1)
10.7      Software License Agreement between Palm Computing, Inc. and
          Registrant dated September 24, 1998, as amended+(1)
10.8      Subordinated Loan and Security Agreement between Registrant and Comdisco, Inc. dated June 10, 1999(1)
10.9      International Manufacturing Contract between Registrant and
          Flextronics (Malaysia) SDN.BHD dated June 29, 1999+(1)
10.10     Founder's Restricted Stock Purchase Agreement between
          Registrant and Donna Dubinsky dated August 21, 1998*(1)

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
10.11     Founder's Restricted Stock Purchase Agreement between
          Registrant and Jeff Hawkins dated August 20, 1998*(1)
10.12     Offer Letter of Employment between Registrant and Bernard
          Whitney dated May 31, 1999*(1)
10.13     Stock Option Agreement between Registrant and Edward
          Colligan dated October 12, 1998*(1)
10.14     Lease between Registrant and Spieker Properties, L.P. dated
          April 24, 2000(1)
10.15     Form of Outside Director Stock Option Agreement*(1)
10.16     Attachments Nos. 5 and 6 to Amendment No. 2 and Amendment
          No. 5 to the Software License Agreement between Palm
          Computing, Inc. and Registrant dated September 24, 1998+(1)
10.17     Retail Distribution Agreement between Registrant and
          CompUSA, Inc. dated March 13, 2000++
10.18     Retail Distribution Agreement between Registrant and
          Staples, Inc. dated March 14, 2000, as amended++
10.19     Reseller Agreement between Registrant and Best Buy Co., Inc.
          dated March 21, 2000++
21.1      List of Subsidiaries of Registrant
23.2      Consent of PricewaterhouseCoopers LLP
27.1      Financial Data Schedule

---------------
 * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

 + Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

 ++ Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 21, 2000.

(b) Reports on Form 8-K.

     No such reports were filed in the fourth quarter of 2000.

(c) Exhibits -- See (a)(3) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Handspring, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of Handspring, Inc. and its subsidiaries at June 30, 1999 and July 1, 2000 and the results of their operations and their cash flows for the period from July 29, 1998 (date of inception) to June 30, 1999 and for the year ended July 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
July 18, 2000

                                HANDSPRING, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              JULY 1, 2000    JUNE 30, 1999
                                                              ------------    -------------
Current assets:
  Cash and cash equivalents.................................    $196,548         $ 7,533
  Short-term investments....................................          --           6,234
  Accounts receivable, net..................................      20,484              --
  Prepaid expenses and other current assets.................       1,816             616
                                                                --------         -------
          Total current assets..............................     218,848          14,383
Property and equipment, net.................................       8,280           1,034
Other assets................................................       3,344             214
                                                                --------         -------
          Total assets......................................    $230,472         $15,631
                                                                ========         =======

                    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                 AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 20,152         $ 1,208
  Accrued liabilities.......................................      16,034              67
                                                                --------         -------
          Total current liabilities.........................      36,186           1,275
                                                                --------         -------
Long-term liabilities.......................................          57              --
                                                                --------         -------
Redeemable convertible preferred stock, $0.001 par value per share, nil and 9,300,000 shares authorized at July 1, 2000 and June 30, 1999, respectively; nil and 8,076,924 shares
  issued and outstanding at July 1, 2000 and June 30, 1999,
  respectively; (aggregate liquidation preference of nil and
  $17,972 at July 1, 2000 and June 30, 1999,
  respectively).............................................          --          17,972
                                                                --------         -------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $0.001 par value per share, 10,000,000
     and nil shares authorized at July 1, 2000 and June 30,
     1999, respectively; nil shares issued and outstanding
     at July 1, 2000 and June 30, 1999......................          --              --
  Common stock, $0.001 par value per share, 1,000,000,000
     and 157,500,000 shares authorized at July 1, 2000 and
     June 30, 1999, respectively; 125,436,978 and 69,365,078
     shares issued and outstanding at July 1, 2000 and June
     30, 1999 respectively..................................         125              69
  Additional paid-in capital................................     321,116          14,455
  Deferred stock compensation...............................     (58,268)         (9,745)
  Accumulated other comprehensive loss......................         (64)             (6)
  Accumulated deficit.......................................     (68,680)         (8,389)
                                                                --------         -------
          Total stockholders' equity........................     194,229          (3,616)
                                                                --------         -------
          Total liabilities, redeemable convertible
            preferred stock, and stockholders' equity.......    $230,472         $15,631
                                                                ========         =======

          See accompanying notes to consolidated financial statements.

                                HANDSPRING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  PERIOD FROM
                                                                                 JULY 29, 1998
                                                               YEAR ENDED     (DATE OF INCEPTION)
                                                              JULY 1, 2000     TO JUNE 30, 1999
                                                              ------------    -------------------
Revenue.....................................................    $101,937            $    --
                                                                --------            -------
Costs and operating expenses:
  Cost of revenue...........................................      69,921                 --
  Research and development..................................      10,281              2,738
  Selling, general and administrative.......................      42,424              2,451
  Amortization of deferred stock compensation (*)...........      40,077              3,646
                                                                --------            -------
          Total costs and operating expenses................     162,703              8,835
                                                                --------            -------
Loss from operations........................................     (60,766)            (8,835)
Interest and other income, net..............................         675                446
                                                                --------            -------
Net loss before taxes.......................................     (60,091)            (8,389)
Income tax provision........................................         200                 --
                                                                --------            -------
Net loss....................................................    $(60,291)           $(8,389)
                                                                ========            =======
Basic and diluted net loss per share........................    $  (1.77)           $ (0.71)
                                                                ========            =======
Shares used in calculating basic and diluted net loss per
  share.....................................................      34,015             11,772
                                                                ========            =======

(*) Amortization of deferred stock compensation:
     Cost of revenue........................................    $  5,904            $   526
     Research and development...............................       8,059              1,217
     Selling, general and administrative....................      26,114              1,903
                                                                --------            -------
                                                                $ 40,077            $ 3,646
                                                                ========            =======

          See accompanying notes to consolidated financial statements.

                                HANDSPRING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
PERIOD FROM JULY 29, 1998 (DATE OF INCEPTION) TO JUNE 30, 1999 AND FOR THE YEAR
                               ENDED JULY 1, 2000
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                                           COMMON STOCK     ADDITIONAL     DEFERRED         OTHER
                                         ----------------    PAID-IN        STOCK       COMPREHENSIVE   ACCUMULATED
                                         SHARES    AMOUNT    CAPITAL     COMPENSATION       LOSS          DEFICIT      TOTAL
                                         -------   ------   ----------   ------------   -------------   -----------   --------
Issuance of common stock...............   63,000    $ 63     $      7      $     --         $ --         $     --     $     70
Issuance of common stock for
  services.............................       90      --           15            --           --               --           15
Issuance of common stock on exercise of
  stock options........................    6,275       6          443            --           --               --          449
Issuance of right to purchase Series A
  convertible preferred stock in
  connection with financing
  agreement............................       --      --          599            --           --               --          599
Deferred stock compensation............       --      --       13,391       (13,391)          --               --           --
Amortization of deferred stock
  compensation.........................       --      --           --         3,646           --               --        3,646
Unrealized loss on securities..........       --      --           --            --           (6)              --           (6)
Net loss...............................       --      --           --            --           --           (8,389)      (8,389)
                                         -------    ----     --------      --------         ----         --------     --------
Balances, June 30, 1999................   69,365      69       14,455        (9,745)          (6)          (8,389)      (3,616)
Issuance of common stock for
  services.............................       62      --          815            --           --               --          815
Issuance of common stock on exercise of
  stock options........................    4,545       5        2,007            --           --               --        2,012
Issuance of common stock in initial
  public offering......................   10,000      10      184,918            --           --               --      184,928
Conversion of redeemable convertible
  preferred stock to common in
  connection with initial public
  offering.............................   41,420      41       29,421            --           --               --       29,462
Charitable contribution of common
  stock................................       45      --          900            --           --               --          900
Deferred stock compensation............       --      --       88,600       (88,600)          --               --           --
Amortization of deferred stock
  compensation.........................       --      --           --        40,077           --               --       40,077
Unrealized loss on securities..........       --      --           --            --          (17)              --          (17)
Foreign currency translation
  adjustments..........................       --      --           --            --          (41)              --          (41)
Net loss...............................       --      --           --            --           --          (60,291)     (60,291)
                                         -------    ----     --------      --------         ----         --------     --------
Balances, July 1, 2000.................  125,437    $125     $321,116      $(58,268)        $(64)        $(68,680)    $194,229
                                         =======    ====     ========      ========         ====         ========     ========

          See accompanying notes to consolidated financial statements.

                                HANDSPRING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  PERIOD FROM
                                                                                 JULY 29, 1998
                                                               YEAR ENDED     (DATE OF INCEPTION)
                                                              JULY 1, 2000     TO JUNE 30, 1999
                                                              ------------    -------------------
Cash flows from operating activities:
  Net loss..................................................    $(60,291)           $(8,389)
  Adjustment to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       2,668                 70
     Amortization of deferred stock compensation............      40,077              3,646
     Charitable contribution of common stock................         900                 --
     Amortization of costs associated with financing
      agreement.............................................         568                 31
     Amortization of premium or discount on short-term
      investments...........................................        (100)              (108)
     Stock compensation to non-employees....................         815                 15
     Changes in assets and liabilities:
       Accounts receivable..................................     (20,484)                --
       Prepaid expenses and other current assets............      (1,791)               (48)
       Other assets.........................................      (3,130)              (214)
       Accounts payable.....................................      18,944                884
       Accrued liabilities..................................      15,941                 67
                                                                --------            -------
          Net cash used in operating activities.............      (5,883)            (4,046)
                                                                --------            -------
Cash flows from investing activities:
  Purchases of short-term investments.......................      (1,968)           (10,965)
  Proceeds from maturities or sales of short-term
     investments............................................       8,308              4,833
  Purchases of property and equipment.......................      (9,818)              (780)
                                                                --------            -------
          Net cash used in investing activities.............      (3,478)            (6,912)
                                                                --------            -------
Cash flows from financing activities:
  Proceeds from borrowings..................................       6,000                 --
  Principal payments on borrowings..........................      (6,000)                --
  Issuance of Series A redeemable convertible preferred
     stock, net.............................................       1,500             17,972
  Issuance of Series B redeemable convertible preferred
     stock, net.............................................       9,990                 --
  Net proceeds from initial public offering.................     184,928                 --
  Proceeds from issuance of common stock....................       2,012                519
                                                                --------            -------
          Net cash provided by financing activities.........     198,430             18,491
                                                                --------            -------
          Effect of exchange rate changes on cash...........         (54)                --
                                                                --------            -------
Net increase in cash and cash equivalents...................     189,015              7,533
Cash and cash equivalents:
  Beginning of period.......................................       7,533                 --
                                                                --------            -------
  End of period.............................................    $196,548            $ 7,533
                                                                ========            =======

Supplemental disclosure of cash flow information:
  Cash paid for interest....................................    $     37            $     1
                                                                --------            -------

          See accompanying notes to consolidated financial statements.

                                HANDSPRING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of business -- Handspring, Inc. (the "Company") was incorporated in California on July 29, 1998 under the name of JD Technology, Inc. to develop innovative handheld computer devices and related accessories. In November 1998, the Company changed its name to Handspring, Inc., and in May 2000 the Company reincorporated in Delaware. During fiscal 2000 the Company completed the development of its first handheld computer device named the "Visor". Shipments of the Visor began in October 1999 via the Company's Web site. In March 2000, the Company began shipping its products to selected retailers. In May 2000 and June 2000, product launches were announced in Europe and Japan, respectively.

     Principles of consolidation and basis of presentation -- The consolidated financial statements of Handspring, Inc. include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Stock split -- On March 16, 2000, the Board of Directors authorized a three-for-one stock split of the outstanding shares of common stock and on May 12, 2000, the Board of Directors authorized a three-for-two stock split of the outstanding shares of common stock. All common share and per share information included in these financial statements has been retroactively adjusted to reflect these stock splits.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal year -- During the period from July 29, 1998 (date of inception) to June 30, 1999 our fiscal months coincided with calendar month ends. Effective July 1, 1999, we changed our fiscal year to a 52-53 week fiscal year ending on the Saturday nearest to June 30. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal periods.

     Cash and cash equivalents -- The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents.

     Fair value of financial instruments -- Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair value primarily due to their short maturities.

     Short-term investments -- Short-term investments consist primarily of highly liquid debt securities and commercial paper purchased with an original maturity at the date of purchase greater than three months. Short-term investments are classified as available-for-sale securities and are stated at market value with any temporary difference between an investment's amortized cost and its market value recorded as a separate component of stockholders' equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis.

     Concentration of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions.

     The objective of the Company's investment policy is the preservation of capital, the maximization of after-tax return, and the maintenance of liquidity until funds are needed for use in business operations. Funds are diversified to minimize risk and the inappropriate concentrations of investments. Under policy guidelines, the following are considered eligible investments: obligations of the U.S. government agencies, certain financial institutions and corporations, as well as investments in money market funds. All investments are limited to those highly rated by outside organizations.

     The Company performs periodic credit evaluations of its open account customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. At July 1, 2000, three customers accounted for 35%,

                                HANDSPRING, INC.

23%, and 16% of net receivables. In addition, three customers accounted for 15%, 14%, and 11% of revenue during fiscal 2000.

     Property and equipment -- Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to five years. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter. The Company capitalizes tooling costs to the extent they relate to ongoing and routine costs of tools and molds used to manufacture products that the Company markets. Capitalized tooling is amortized over its estimated useful life of one year. Assets acquired under capital leases are recorded at the present value of the related lease obligation.

     Long-lived assets -- The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

     Foreign currency translation -- The majority of the Company's operations are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive loss.

     Research and development -- Research and development costs are expensed as incurred. The Company has not capitalized any costs to date pursuant to SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed.

     Income taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

     Stock-based compensation -- The Company accounts for stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's common stock and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

     Segment reporting -- The FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. During each of the periods presented, the Company operated in one operating segment with sales primarily in the United States.

                                HANDSPRING, INC.

     Comprehensive loss -- The FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an enterprise to report by major components and as a single total, the change in its net assets during the period from non-stockholder sources. Statements of comprehensive loss have been included within the statements of stockholders' equity.

     Net loss per share -- Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

     Revenue recognition -- Revenue from sales is recognized when a purchase order has been received, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2000. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty.

     Shipping and handling fees and costs and royalty expenses -- The Company classifies amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue. Cost of revenue also includes royalty expenses (primarily to Palm, Inc.) pursuant to software technology license agreements. In accordance with those agreements, the Company sublicenses the software to its end-users.

     Advertising costs -- The cost of advertising is expensed as incurred. For fiscal year 2000 and for the period from July 29, 1998 (date of inception) to June 30, 1999 advertising costs totaled $3,928,000 and $114,000, respectively.

     Recently issued accounting pronouncements -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative investments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during fiscal 2001. To date, the Company has not engaged in derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective beginning in the fourth quarter of fiscal 2001. Implementation of SAB 101 is not expected to require the Company to change existing revenue recognition policies and therefore is not expected to have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the Company's financial position or results of operations.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                                HANDSPRING, INC.

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 3. SHORT-TERM INVESTMENTS

     The fair value and the amortized cost of investments at June 30, 1999 are presented below. There were no short-term investments at July 1, 2000. Fair values are based on quoted market prices obtained from the Company's brokers. All of the Company's investments are classified as available-for-sale, since the Company intends to sell them as needed for operations. The following table presents the unrealized holding gains and losses related to each category of investment securities:

                                                                          UNREALIZED   UNREALIZED
                                                                           HOLDING      HOLDING
                                          AMORTIZED COST   MARKET VALUE     GAINS        LOSSES
                                          --------------   ------------   ----------   ----------
                                                              (IN THOUSANDS)
JUNE 30, 1999
Corporate obligations...................      $5,248          $5,245         $--          $(3)
Government obligations..................         992             989          --           (3)
                                              ------          ------         ---          ---
                                              $6,240          $6,234         $--          $(6)
                                              ======          ======         ===          ===

     There were no sales of available-for-sale investments during fiscal 2000. The Company realized no gains or losses on the sale of securities during the period from July 29, 1998 (date of inception) to June 30, 1999.

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                      JULY 1, 2000    JUNE 30, 1999
                                                      ------------    -------------
                                                             (IN THOUSANDS)
Tooling.............................................    $ 3,411          $  633
Computer and office equipment.......................      3,245             304
Furniture and fixtures..............................      1,615              89
Software............................................      1,557              78
Leasehold improvements..............................      1,139              --
Vehicles............................................         23              --
                                                        -------          ------
          Total property and equipment..............     10,990           1,104
Less: Accumulated depreciation and amortization.....     (2,710)            (70)
                                                        -------          ------
          Property and equipment, net...............    $ 8,280          $1,034
                                                        =======          ======

     At July 1, 2000 property and equipment includes $96,000 of computer and office equipment acquired under capital leases. Accumulated amortization of assets under capital leases totaled $21,000 at July 1, 2000. There were no assets acquired under capital leases during the period from July 29, 1998 (date of inception) to June 30, 1999.

                                HANDSPRING, INC.

 5. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                      JULY 1, 2000    JUNE 30, 1999
                                                      ------------    -------------
                                                             (IN THOUSANDS)
Accrued product warranty............................    $ 8,392            $--
Accrued royalty expense.............................      2,961             --
Accrued compensation and related benefits...........        803             31
Other...............................................      3,878             36
                                                        -------            ---
                                                        $16,034            $67
                                                        =======            ===

 6. SUBORDINATED DEBT AND EQUIPMENT LEASE FACILITY

     In June 1999, the Company obtained a subordinated debt facility of $6,000,000, which expired in June 2000. Borrowings under this facility bore interest at 10.0% per annum, and were collateralized by the Company's assets and subordinated to senior indebtedness. As part of this debt facility agreement, the lender, at its sole discretion, had the right to purchase 198,965 shares of Series A redeemable convertible preferred stock at $7.539 per share. This right was exercised during May 2000. The Company valued this right using the Black-Scholes option pricing model, applying an actual life of 11 months, a weighted average risk-free rate of 4.78%, an expected dividend yield of zero percent, an expected volatility of 70% and a deemed fair value of common stock of $1.96 per share. The fair value of the right of $599,000 was amortized over the period of the agreement. There were no outstanding borrowings at July 1, 2000 or June 30, 1999.

     In connection with the above agreement, the Company also obtained an equipment and software lease facility of $1,000,000, which is available until September 2000. Equipment leases up to $600,000 under this facility have a 42 month term. Leases for software, tooling, tenant improvements and other costs up to $400,000 under this facility have a 36 month term. All borrowings under this agreement bear interest at 7.5% per annum. There was $83,000 outstanding as of July 1, 2000, and no outstanding borrowings at June 30, 1999.

 7. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under operating leases which expire through June 2008. Under the terms of the leases, the Company is responsible for its share of common area and operating expenses. Collateral for lease payments consists of a payment bond certificate of $150,000, expiring July 7, 2002 and a $400,000 standby letter of credit established on August 3, 1999 as well as a $2,105,000 standby letter of credit established on May 9, 2000. The standby letter of credits are required until the expiration of the related leases in August 2004 and June 2008, respectively. Both the bond certificate and the letter of credits are included in other assets at July 1, 2000. The payment bond certificate was included in the other assets balance at June 30, 1999.

                                HANDSPRING, INC.

     As of July 1, 2000, the future minimum lease commitments under all leases were as follows:

                                                            CAPITAL    OPERATING
                   FISCAL YEARS ENDING,                     LEASES      LEASES
                   --------------------                     -------    ---------
                                                               (IN THOUSANDS)
2001......................................................    $31       $ 3,524
2002......................................................     31         3,486
2003......................................................     30         3,483
2004......................................................     --         3,614
2005......................................................     --         2,258
Thereafter................................................     --         6,396
                                                              ---       -------
Total minimum lease payments..............................     92       $22,761
                                                                        =======
Less: Amounts representing interest.......................     (9)
                                                              ---
Present value of minimum lease payments...................    $83
                                                              ===

     Rent expense under operating leases, net of sublease income, for fiscal 2000 and for the period from July 29, 1998 (date of inception) to June 30, 1999 was $1,510,000 and $283,000, respectively.

     The Company has entered into a purchase agreement with a manufacturer in Malaysia which provides for the manufacturer to supply certain levels of handheld computer products according to rolling forecasts and purchase orders provided by Handspring, Inc. The term of this agreement is for one year, and it is cancellable upon 90 days notice by either party. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days of the date of cancellation. In addition, the Company is liable for the actual cost of materials plus a handling fee for orders cancelled within 31-90 days of the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 90 days from the date of cancellation without liability. The Company has not cancelled any orders pursuant to this purchase agreement since the Company's inception. Had the Company cancelled any such orders, its maximum liability at July 1, 2000 under the cancellation provisions of this purchase agreement would have approximated $12,772,000. The handheld computer products are to be purchased by a third-party subcontractor. Handspring, Inc. has guaranteed prompt payment of all invoices and charges in the event of default related to said charges by the third-party subcontractor.

     Subsequent to July 1, 2000 the Company entered into a second purchase agreement with a manufacturer in Mexico. The purpose and terms of the agreement are generally the same as the agreement described above, except that there are no handling fees due in the event of an order cancellation.

     The Company has also entered into an agreement with an outsource provider for telephone-based customer support and technical support. The contract provides for the outsource provider to supply certain levels of support according to a rolling 90-day forecast provided by the Company. The Company may revise the forecast within fifteen days of each subsequent month. The Company is liable for 80% of a given months forecast.

     The Company's commitments relating to the logistics provider and the provider for repair services are based on individual purchase orders issued to these providers on a regular basis. The Company's liability with respect to such orders issued at July 1, 2000 aggregated $5,686,000, which is included in current liabilities.

 8. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock, none of which was outstanding at July 1, 2000 or June 30, 1999.

                                HANDSPRING, INC.

  Common Stock

     Common stock issued to the founders is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. These shares vest 20% at the date of the agreements, an additional 20% on July 13, 1999, 1.667% per month thereafter and an additional 25% in the event of an acquisition or merger of the Company. There were 26,247,690 and 50,400,000 shares of the founders' common stock subject to repurchase by the Company at July 1, 2000 and June 30, 1999, respectively. The Company has the right of first refusal should any of the founders decide to sell shares.

     The Company issued 62,500 and 90,000 shares of common stock for services during fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. The per share price of these shares was equal to the fair value of the common stock, as determined by the Board of Directors, on the date the Board of Directors approved the stock issuances.

  Common Stock Reserved for Issuance

     The Company has 1,000,000,000 shares of common stock authorized, of which 125,436,978 and 69,365,078 were issued and outstanding as of July 1, 2000 and June 30, 1999, respectively. Common stock reserved for future issuances is as follows:

                                                      JULY 1, 2000    JUNE 30, 1999
                                                      ------------    -------------
                                                             (IN THOUSANDS)
Issuance under stock options........................     43,238          15,533
Issuance under employee stock purchase plan.........        750              --
Conversion of redeemable convertible preferred
  stock.............................................         --          36,346
Exercise of right to purchase redeemable convertible
  preferred stock...................................         --             895
                                                         ------          ------
          Total shares reserved.....................     43,988          52,774
                                                         ======          ======

  2000 Employee Stock Purchase Plan

     Effective June 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("the ESPP"). An initial 750,000 shares of common stock have been reserved for issuance under the ESPP. In addition, subject to the Board of Director's discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP will be increased automatically by the numbers of shares equal to 1% of the total number of outstanding shares of the Company's common stock on the immediately preceding December 31; provided that the aggregate shares reserved under the ESPP shall not exceed 22,500,000 shares.

     Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company's common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24 month periods commencing on each February 1 and August 1, except that the first offering period commenced on June 21, 2000 and will end on July 31, 2002. Each offering period is comprised of four 6 month purchase periods, except for the first purchase period which will be from June 21, 2000 to January 31, 2001. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the specified purchase date. No shares have been purchased under the ESPP as of July 1, 2000.

  Prior Stock Option Plans

     The Company's 1998 Equity Incentive Plan (the "1998 Plan") and the 1999 Executive Equity Incentive Plan (the "1999 Plan") provide for the issuance of options to acquire 28,707,693 and 10,350,000 shares of

                                HANDSPRING, INC.

common stock, respectively. Incentive stock options ("ISO") may be granted under both the 1998 Plan and 1999 Plan only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees, officers, directors, and consultants. The options may be granted at prices no less than 85% of the estimated fair value of the shares at the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the fair value of the shares on the date of grant, and (ii) the exercise price of any option granted to a 10% shareholder shall not be less than 110% of the fair value of the shares on the date of grant, respectively. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years (five years in certain instances) from the date of grant.

     Options granted prior to December 1999 are immediately exercisable, and options granted on or after December 1999 are generally exercisable only as the shares underlying the option become vested. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of that option recipient's services to the Company. The Company is not obligated to repurchase such unvested shares. The repurchase price is the original exercise price, proportionately adjusted for any stock split or similar change in the capital structure of the Company. A stockholder who holds unvested shares is entitled to vote those shares and is entitled to receive dividends declared on those shares, but may not freely sell the shares until they become vested. There were 4,445,853 and 6,275,078 shares issued under the 1998 Plan outstanding at July 1, 2000 and June 30, 1999 that were subject to repurchase, respectively. There were 1,719,373 shares issued under the 1999 Executive Equity Incentive Plan that were subject to repurchase at July 1, 2000. Upon adoption of the 2000 Equity Incentive Plan (the "2000 Plan"), the Company transferred all shares available for grant under the 1998 Plan and the 1999 Executive Equity Incentive Plan to the 2000 Plan.

  2000 Equity Incentive Plan

     The 2000 Equity Incentive Plan (the "2000 Plan") was adopted by the Board of Directors on April 26, 2000 and became effective on June 20, 2000. Options granted under the 2000 Equity Incentive Plan may be either incentive stock options or nonqualified stock options. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company. All other terms of options issued are generally the same as those that may be issued under the 1998 Plan and 1999 Plan. A total of 15,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. In addition, subject to the Board of Director's discretion, the aggregate number of shares reserved under the 2000 Plan will be increased automatically by the number of shares equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31, provided that no more than 30,000,000 shares shall be issued as ISO's.

     Option activity under the Company's Equity Incentive Plans is as follows:

                                                                  OPTIONS OUTSTANDING
                                                              ----------------------------
                                                 OPTIONS                       WEIGHTED
                                                AVAILABLE                      AVERAGE
                                                FOR GRANT       SHARES      EXERCISE PRICE
                                               -----------    ----------    --------------
  Authorized.................................   21,807,693            --
  Options granted............................  (18,050,884)   18,050,884        $0.08
  Options exercised..........................           --    (6,275,078)        0.07
                                               -----------    ----------
Balance at June 30, 1999.....................    3,756,809    11,775,806         0.08
  Authorized.................................   32,250,000            --
  Options granted............................  (19,527,497)   19,527,497         6.45
  Options exercised..........................           --    (4,544,623)        0.44
  Options canceled...........................      136,500      (136,500)        1.04
                                               -----------    ----------
Balance at July 1, 2000......................   16,615,812    26,622,180        $4.68
                                               ===========    ==========

                                HANDSPRING, INC.

     The following table summarizes information concerning options outstanding and exercisable at July 1, 2000:

                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             ---------------------------------------------    -----------------------------
                                              WEIGHTED
                                              AVERAGE
        RANGE OF                             REMAINING         WEIGHTED                         WEIGHTED
        EXERCISE               NUMBER       CONTRACTUAL        AVERAGE          NUMBER          AVERAGE
         PRICES              OUTSTANDING    LIFE (YEARS)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
        --------             -----------    ------------    --------------    -----------    --------------
         $ 0.05..........     7,707,806         8.29            $ 0.05         7,707,806         $0.05
$ 0.11 - $ 0.17..........     2,149,875         8.86              0.15         2,149,875          0.15
$ 0.22 - $ 0.44..........     2,702,266         9.16              0.41         2,702,266          0.41
$ 0.67 - $ 0.89..........     3,877,501         9.44              0.80         2,491,501          0.75
         $ 1.33..........     1,223,998         9.55              1.33                --            --
$ 1.56 - $ 2.11..........     2,029,948         9.65              1.80                --            --
$13.33 - $16.00..........     4,418,536         9.82             14.54                --            --
         $20.00..........     2,512,250         9.97             20.00
                             ----------                                       ----------
$ 0.05 - $20.00..........    26,622,180         9.17            $ 4.68        15,051,448         $0.25
                             ==========                                       ==========

  Deferred Stock Compensation

     During fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999 the Company issued stock options under the 1998 Plan and the 1999 Plan at exercise prices deemed by the Board of Directors at the date of grant to be the fair value. For financial statement purposes, the Company has recorded deferred compensation for the difference between the purchase price of the stock issued to employees under stock options and the fair value of the Company's stock at the date of grant. This deferred compensation is amortized to expense over the period during which the Company's right to repurchase the stock lapses, generally four years. At July 1, 2000 and June 30, 1999, the Company had recorded deferred stock compensation related to these options of $101,991,000 and $13,391,000, respectively, of which $40,077,000 and
$3,646,000 has been amortized to expense during fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively.

     As discussed in Note 2, the Company accounts for its stock-based compensation using the method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Had the Company determined its stock-based compensation cost based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                       PERIOD FROM
                                                                      JULY 29, 1998
                                                   YEAR ENDED      (DATE OF INCEPTION)
                                                  JULY 1, 2000       TO JUNE 30, 1999
                                                  -------------    --------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported...................................    $(60,291)            $(8,389)
  Pro forma.....................................     (75,648)             (8,483)
Basic and diluted net loss per share:
  As reported...................................    $  (1.77)            $ (0.71)
  Pro forma.....................................       (2.22)              (0.72)

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average expected option term of four years; risk free interest rates of 4.18% to 6.73%; expected dividend yield of zero percent, and a volatility of 70% for the

                                HANDSPRING, INC.

periods above. The weighted average fair value of options granted during fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999 was $7.99 and $0.76, respectively.

 9. INCOME TAXES

     Due to operating losses and the inability to recognize the benefits therefrom, there is no tax provision for the period from July 29, 1998 (date of inception) to June 30, 1999. For the year ended July 1, 2000 the provision for income taxes consists of the following (in thousands):

Current provision:
  Federal...................................................  $ --
  State.....................................................    --
  Foreign...................................................   200
                                                              ----
          Total current provision...........................  $200
                                                              ====

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35 percent) to loss before taxes is explained below:

                                                                      PERIOD FROM
                                                                     JULY 29, 1998
                                                   YEAR ENDED     (DATE OF INCEPTION)
                                                  JULY 1, 2000     TO JUNE 30, 1999
                                                  ------------    -------------------
                                                            (IN THOUSANDS)
Tax benefit at federal statutory rate...........    $(21,053)           $(2,936)
Foreign taxes...................................         200                 --
Unbenefitted net operating losses, reserves
  and accruals..................................      20,853              2,936
                                                    --------            -------
          Total.................................    $     --            $    --
                                                    ========            =======

     Significant components of the Company's deferred tax assets are as follows:

                                                      JULY 1, 2000    JUNE 30, 1999
                                                      ------------    -------------
                                                             (IN THOUSANDS)
Deferred compensation...............................    $17,488          $    --
Net operating loss carryforwards....................      3,970            1,716
Research credit carryforwards.......................        952              223
Reserves and accruals not currently deductible......      4,416               --
Other...............................................        148               90
                                                        -------          -------
                                                         26,974            2,029
Valuation allowance.................................    (26,974)          (2,029)
                                                        -------          -------
Net deferred tax asset..............................    $    --          $    --
                                                        =======          =======

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its deferred tax assets.

     The net valuation allowance increased by $24,945,000 and $2,029,000, during fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively.

     As of July 1, 2000 the Company had net operating loss carryforwards for federal and state purposes of approximately $9,800,000 and $10,600,000, respectfully. The Company also had federal and state research and

                                HANDSPRING, INC.

development tax credit carryforwards of approximately $600,000 and $475,000, respectfully. The federal and state net operating loss carryforwards will expire at various dates beginning in 2007 if not utilized.

     Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

10. EMPLOYEE BENEFIT PLAN

     Effective January 1, 1999, the Company adopted a 401(k) tax-deferred savings plan (the "Plan") for essentially all of its employees. Eligible employees may make voluntary contributions to the Plan up to 15% of their annual eligible compensation. The Company does not make any matching contributions to the Plan.

11. BUSINESS SEGMENT REPORTING

     The Company operates in one operating segment, handheld computing, with sales primarily in the United States. The Company's headquarters and most of its operations are located in the United States. Geographic long-lived assets information based on the physical location of the assets at the end of each period is as follows:

                                                      JULY 1, 2000    JUNE 30, 1999
                                                      ------------    -------------
North America.......................................    $ 9,914          $1,248
Rest of the world...................................      1,710              --
                                                        -------          ------
          Total.....................................    $11,624          $1,248
                                                        =======          ======

     During fiscal 2000, three customers accounted for 15%, 14%, and 11% of revenue.

12. SUBSEQUENT EVENTS

     On July 5, 2000 the underwriters of our initial public offering exercised their over-allotment option to purchase 1,500,000 shares of common stock which resulted in net proceeds to the Company of $27,975,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2000                  HANDSPRING, INC.

                                          By:     /s/ DONNA L. DUBINSKY
                                            ------------------------------------
                                            Donna L. Dubinsky
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
            PRINCIPAL EXECUTIVE OFFICER:

                /s/ DONNA L. DUBINSKY                      President and Chief       September 29, 2000
-----------------------------------------------------       Executive Officer
                  Donna L. Dubinsky

     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

               /s/ BERNARD J. WHITNEY                    Vice President and Chief    September 29, 2000
-----------------------------------------------------       Financial Officer
                 Bernard J. Whitney

                ADDITIONAL DIRECTORS:

                /s/ BRUCE W. DUNLEVIE                            Director            September 29, 2000
-----------------------------------------------------
                  Bruce W. Dunlevie

                  /s/ KIM B. CLARK                               Director            September 29, 2000
-----------------------------------------------------
                    Kim B. Clark

                  /s/ L. JOHN DOERR                              Director            September 29, 2000
-----------------------------------------------------
                    L. John Doerr

               /s/ JEFFREY C. HAWKINS                            Director            September 29, 2000
-----------------------------------------------------
                 Jeffrey C. Hawkins

              /s/ MITCHELL E. KERTZMAN                           Director            September 29, 2000
-----------------------------------------------------
                Mitchell E. Kertzman

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            EXHIBIT TITLE
    -------                           -------------
    3.1        Second Amended and Restated Certificate of Incorporation
               (incorporated herein by reference to exhibit 3.3 to our
               Registration Statement on Form S-1 (File No. 333-33666)
               which became effective on June 21, 2000 (the Form S-1) (1)
    3.2        Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
    4.1        Specimen Common Stock Certificate (1)
    4.2        Amended and Restated Investors' Rights Agreement dated July
               7, 1999 (1)
    10.1       Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
    10.2       1998 Equity Incentive Plan*(1)
    10.3       1999 Executive Equity Incentive Plan*(1)
    10.4       Form of 2000 Equity Incentive Plan*(1)
    10.5       Form of 2000 Employee Stock Purchase Plan*(1)
    10.6       Single Tenant Absolute Net Lease between Registrant and
               Chan-Paul Partnership dated June 22, 1999(1)
    10.7       Software License Agreement between Palm Computing, Inc. and
               Registrant dated September 24, 1998, as amended+(1)
    10.8       Subordinated Loan and Security Agreement between Registrant and Comdisco, Inc. dated June 10, 1999(1)
    10.9       International Manufacturing Contract between Registrant and
               Flextronics (Malaysia) SDN.BHD dated June 29, 1999+(1)
    10.10      Founder's Restricted Stock Purchase Agreement between
               Registrant and Donna Dubinsky dated August 21, 1998*(1)
    10.11      Founder's Restricted Stock Purchase Agreement between
               Registrant and Jeff Hawkins dated August 20, 1998*(1)
    10.12      Offer Letter of Employment between Registrant and Bernard
               Whitney dated May 31, 1999*(1)
    10.13      Stock Option Agreement between Registrant and Edward
               Colligan dated October 12, 1998*(1)
    10.14      Lease between Registrant and Spieker Properties, L.P. dated
               April 24, 2000(1)
    10.15      Form of Outside Director Stock Option Agreement*(1)
    10.16      Attachments Nos. 5 and 6 to Amendment No. 2 and Amendment
               No. 5 to the Software License Agreement between Palm
               Computing, Inc. and Registrant dated September 24, 1998+(1)
    10.17      Retail Distribution Agreement between Registrant and
               CompUSA, Inc. dated March 13, 2000++
    10.18      Retail Distribution Agreement between Registrant and
               Staples, Inc. dated March 14, 2000, as amended++
    10.19      Reseller Agreement between Registrant and Best Buy Co., Inc.
               dated March 21, 2000++
    21.1       List of Subsidiaries of Registrant
    23.2       Consent of PricewaterhouseCoopers LLP
    27.1       Financial Data Schedule

---------------
 * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

 + Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

 ++ Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 21, 2000.