Form 10-Q
period 2000-09-30
HANDSPRING INC
filed 2000-11-14
CIK 1091822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-30719

                                HANDSPRING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0490705
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                              189 BERNARDO AVENUE
                            MOUNTAIN VIEW, CA 94043
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 230-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 27, 2000 there were 126,830,106 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HANDSPRING, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at September 30,
              2000 and July 1, 2000..................................    1

           Condensed Consolidated Statements of Operations for the
              Quarters Ended September 30, 2000 and October 2,
              1999...................................................    2

           Condensed Consolidated Statements of Cash Flows for the
              Quarters Ended September 30, 2000 and October 2,
              1999...................................................    3

           Notes to Condensed Consolidated Financial Statements......    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   19

                            PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   20

Item 2.  Changes in Securities and Use of Proceeds...................   20

Item 3.  Defaults Upon Senior Securities.............................   20

Item 4.  Submission of Matters to a Vote of Security Holders.........   20

Item 5.  Other Information...........................................   20

Item 6.  Exhibits and Reports on Form 8-K............................   20

SIGNATURES...........................................................   21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HANDSPRING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                SEPTEMBER 30,   JULY 1,
                                                                    2000          2000
                                                                -------------   --------
                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................      $180,289      $196,548
  Short-term investments....................................        41,104            --
  Accounts receivable, net..................................        35,302        20,484
  Prepaid expenses and other current assets.................         4,320         1,816
                                                                  --------      --------
          Total current assets..............................       261,015       218,848
Property and equipment, net.................................        11,196         8,280
Investments.................................................         2,995            --
Other assets................................................         3,404         3,344
                                                                  --------      --------
          Total assets......................................      $278,610      $230,472
                                                                  ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 38,864      $ 20,152
  Accrued liabilities.......................................        25,261        16,034
                                                                  --------      --------
          Total current liabilities.........................        64,125        36,186
                                                                  --------      --------
Long-term liabilities.......................................            --            57
                                                                  --------      --------
Stockholders' equity:
  Common stock..............................................           127           125
  Additional paid-in capital................................       349,056       321,116
  Deferred stock compensation...............................       (49,884)      (58,268)
  Accumulated other comprehensive income (loss).............           239           (64)
  Accumulated deficit.......................................       (85,053)      (68,680)
                                                                  --------      --------
          Total stockholders' equity........................       214,485       194,229
                                                                  --------      --------
          Total liabilities and stockholders' equity........      $278,610      $230,472
                                                                  ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      QUARTER ENDED
                                                                --------------------------
                                                                SEPTEMBER 30,   OCTOBER 2,
                                                                    2000           1999
                                                                -------------   ----------
                                                                       (UNAUDITED)
Revenue.....................................................      $ 70,517       $    --
                                                                  --------       -------
Costs and operating expenses:
Cost of revenue.............................................        48,508            --
Research and development....................................         4,782         2,472
Selling, general and administrative.........................        27,786         3,656
Amortization of deferred stock compensation.................         8,384         3,202
                                                                  --------       -------
          Total costs and operating expenses................        89,460         9,330
                                                                  --------       -------
Loss from operations........................................       (18,943)       (9,330)
Interest and other income, net..............................         3,320           129
                                                                  --------       -------
Net loss before taxes.......................................       (15,623)       (9,201)
Income tax provision........................................           750            --
                                                                  --------       -------
Net loss....................................................      $(16,373)      $(9,201)
                                                                  ========       =======
Basic and diluted net loss per share........................      $  (0.17)      $ (0.38)
                                                                  --------       -------
Shares used in calculating basic and diluted net loss per
  share.....................................................        96,582        24,378
                                                                  ========       =======

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     QUARTER ENDED
                                                              ---------------------------
                                                              SEPTEMBER 30,    OCTOBER 2,
                                                                  2000            1999
                                                              -------------    ----------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................    $(16,373)       $(9,201)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................       1,376             71
     Amortization of deferred stock compensation............       8,384          3,202
     Amortization of costs associated with financing
      agreement.............................................          --            154
     Amortization of premium or discount on short-term
      investments...........................................        (245)           (66)
     Changes in assets and liabilities:
       Accounts receivable..................................     (15,074)            --
       Prepaid expenses and other current assets............      (2,777)          (166)
       Other assets.........................................         (65)          (416)
       Accounts payable.....................................      19,137          2,357
       Accrued liabilities..................................       9,477            171
                                                                --------        -------
          Net cash provided by (used in) operating
            activities......................................       3,840         (3,894)
                                                                --------        -------
Cash flows from investing activities:
  Purchases of short-term investments.......................     (40,859)          (494)
  Purchases of investments..................................      (2,984)            --
  Proceeds from maturities or sales of short-term
     investments............................................         198          3,308
  Purchases of property and equipment.......................      (4,297)        (2,018)
                                                                --------        -------
          Net cash provided by (used in) investing
            activities......................................     (47,942)           796
                                                                --------        -------
Cash flows from financing activities:
  Principal payments on borrowings..........................         (83)            --
  Issuance of Series B redeemable convertible preferred
     stock, net.............................................          --          9,990
  Net proceeds from issuance of common stock upon exercise
     of underwriter's over-allotment........................      27,970             --
  Proceeds from issuance of common stock....................          13            107
  Repurchase of common stock................................         (41)            --
                                                                --------        -------
          Net cash provided by financing activities.........      27,859         10,097
                                                                --------        -------
          Effect of exchange rate changes on cash...........         (16)            --
                                                                --------        -------
Net increase (decrease) in cash and cash equivalents........     (16,259)         6,999
Cash and cash equivalents:
  Beginning of period.......................................     196,548          7,533
                                                                --------        -------
  End of period.............................................    $180,289        $14,532
                                                                ========        =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................    $      5        $    --
                                                                ========        =======

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principals. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended July 1, 2000. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     Beginning with the first quarter of fiscal year 2000, the Company changed its fiscal periods so that each fiscal year ends on the Saturday closest to June
30. The Company's fiscal quarters end on the Saturday closest to the end of each calendar quarter.

 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative investments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 at the beginning of fiscal 2001. To date, the Company has not engaged in derivative or hedging activities.

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

 3. NET LOSS PER SHARE

     Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net

                                HANDSPRING, INC.

                                  (UNAUDITED)

loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                                      ---------------------------
                                                      SEPTEMBER 30,    OCTOBER 2,
                                                          2000            1999
                                                      -------------    ----------
Net loss............................................    $(16,373)       $ (9,201)
                                                        ========        ========
Basic and diluted:
  Weighted average common shares outstanding........     126,887          69,525
  Weighted average common shares subject to
     repurchase.....................................     (30,305)        (45,147)
                                                        --------        --------
Weighted average common shares used to compute basic
  and diluted net loss per share....................      96,582          24,378
                                                        ========        ========
Basic and diluted net loss per share................    $  (0.17)       $  (0.38)
                                                        ========        ========

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

                                                       SEPTEMBER 30,    OCTOBER 2,
                                                           2000            1999
                                                       -------------    ----------
Common stock subject to repurchase...................     28,359          42,475
Shares issuable under stock options..................     27,460          14,633
Shares issuable pursuant to right to purchase
  redeemable convertible preferred stock.............         --             895
Shares of redeemable convertible preferred stock on
  an "as if converted" basis.........................         --          40,524

     The weighted average repurchase price of unvested stock was $0.07 and $0.01 as of September 30, 2000 and October 2, 1999, respectively. The weighted-average exercise price of stock options outstanding was $5.85 and $0.15 as of September 30, 2000 and October 2, 1999, respectively.

 4. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

                                                              QUARTER ENDED
                                                       ---------------------------
                                                       SEPTEMBER 30,    OCTOBER 2,
                                                           2000            1999
                                                       -------------    ----------
Net loss.............................................    $(16,373)       $(9,201)
Other comprehensive income:
  Unrealized gain on securities......................          38              1
  Foreign currency translation adjustments...........         265             --
                                                         --------        -------
Comprehensive loss...................................    $(16,070)       $(9,200)
                                                         ========        =======

 5. BUSINESS SEGMENT REPORTING

     The Company operates in one operating segment, handheld computing, with its headquarters and most of its operations located in the United States. The Company also conducts sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each

                                HANDSPRING, INC.

                                  (UNAUDITED)

period. Revenue from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                              QUARTER ENDED
                                                              SEPTEMBER 30,
                                                                  2000
                                                              -------------
Revenue:
  North America.............................................     $59,367
  Rest of the world.........................................      11,150
                                                                 -------
          Total.............................................     $70,517
                                                                 =======

                                                    SEPTEMBER 30,       JULY 1,
                                                        2000             2000
                                                    -------------    -------------
Property and equipment:
  North America...................................     $15,745          $ 9,914
  Rest of the world...............................       1,850            1,710
                                                       -------          -------
          Total...................................     $17,595          $11,624
                                                       =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We may make statements in this Form 10-Q, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan", and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in "Factors Affecting Future Results" and elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this Form 10-Q.

OVERVIEW

     We were incorporated in July 1998 to develop innovative handheld computers that are fun, smart, approachable, compelling and personal. Our business is focused on becoming a global market leader in the handheld computing and communications marketplace. During the period from inception to the date of our first product shipments, our operating activities were focused on developing our products, obtaining license rights, establishing third party manufacturing and distribution relationships, recruiting personnel and raising capital. Shipments of our first Visor products began in October 1999 for orders received through our Web site. In March 2000, we began shipping our products to selected retailers in the United States. Starting in May 2000, our Visor handheld computer became available in Europe, both in English and in German language versions. In June 2000, we introduced the Japanese language version of our Visor handheld computer in Japan, in July 2000 we began shipment to Canada, and in September 2000 we announced a French language version to be distributed in France, Belgium, and Switzerland. In recent months we have expanded our distribution to include additional retail and sales partners in the United States.

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

RESULTS OF OPERATIONS

     REVENUE. Revenue is comprised almost entirely of sales of our handheld computer devices, modules and related accessories. We began shipping products in October 1999 for orders received through our Web site. In March 2000, we extended our distribution strategy to include select retailers. During the fourth quarter of fiscal 2000 and the first quarter of 2001, we launched our products in Canada, Europe and Japan, and added additional retail and sales partners in the United States. Revenue was $70.5 million during the quarter ended September 30, 2000, with revenue outside North America representing 16% of this total.

     Product orders placed by end user customers are received via our Web site or over the telephone via our third party customer support partner. Retail sales orders are placed in our internal order processing system. All orders are then transmitted to our logistics partner. We take title at the point of transfer from this logistics partner to the common carrier. Title generally then transfers once the carrier has received the products. We recognize revenue when a purchase order has been received, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty. Also included in revenue are shipping and handling charges billed to our customers. These charges amounted to $501,000 during the quarter ended September 30, 2000.

     COST OF REVENUE. Cost of revenue consists primarily of materials, labor, royalty expenses, warranty expenses and shipping and handling. Cost of revenue was $48.5 million during the quarter ended September 30, 2000. Shipping and handling costs represented $1.6 million of this total cost.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of materials and software used in product development. Research and development expenses increased to $4.8 million during the quarter ended September 30, 2000 from $2.5 million during the quarter ended October 2, 1999. This increase was associated with the hiring of personnel devoted to the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect research and development expenses to increase in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of promotional and advertising costs, Web site design and maintenance expenses, salaries and related expenses, accounting and administrative expenses, costs for legal and professional services and general corporate expenses. Selling, general and administrative expenses increased to $27.8 million during the quarter ended September 30, 2000 from $3.7 million during the quarter ended October 2, 1999. This increase reflects the costs and expenses relating to sales and marketing activities for the Company's products which first shipped in the second quarter of fiscal 2000, and to the overall expansion in the Company's level of operations. We anticipate that selling, general and administrative expenses will increase in the future. In comparison with revenue we expect that these expenses will be higher during the second quarter of fiscal 2001 due to aggressive spending for marketing during the holiday season.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Prior to our initial public offering on June 20, 2000, we granted stock options to our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. This amount is being amortized, using the multiple option method, over the four-year vesting period of the granted options. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004. We recognized $8.4 million of this expense during the quarter ended September 30, 2000 and $3.2 million during the same period of the previous year.

     Future compensation expense resulting from the grant of these stock options is estimated to be $22.9 million, $18.1 million, $7.7 million, and $1.2 million for the fiscal years ended 2001, 2002, 2003 and 2004, respectively.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net increased to $3.3 million during the quarter ended September 30, 2000 from $129,000 during the quarter ended October 2, 1999. This increase was primarily due to interest income earned on the proceeds received from our initial public offering in June 2000, and the subsequent exercise of the underwriter's over-allotment in July 2000.

     Also included within interest and other income, net during the quarter ended October 2, 1999 is the amortization of costs associated with a subordinated debt facility agreement that we entered into in June 1999. These costs related to the inclusion of a right granted to our lender to purchase 198,965 shares of Series A preferred stock. The total cost was amortized over the 12 month term of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on June 20, 2000, we funded our operations primarily from the sale of preferred stock, through which we raised net proceeds of $28.0 million. Net proceeds from the initial public offering and the exercise of the underwriter's over-allotment option were $184.9 million and $28.0 million, respectively. As of September 30, 2000 we had $221.4 million in cash and cash equivalents and short-term investments.

     During the quarter ended September 30, 2000 there was $3.8 million of net cash provided by operating activities, primarily due to a $28.6 million increase in accounts payable and accrued liabilities as well the amortization of $8.4 million of deferred stock compensation. A net loss of $16.4 million and an increase in accounts receivable of $15.1 million during the quarter offset these sources of cash. Net cash used in operating activities was $3.9 million during the quarter ended October 2, 1999, which was primarily attributable to our net losses of $9.2 million, offset by $3.2 million of deferred stock compensation amortization and a $2.5 million increase in accounts payable and accrued liabilities.

     Net cash used in investing activities was $47.9 million during the quarter ended September 30, 2000. Purchases of short-term investments and investments accounted for $43.8 million of this usage. An additional $4.3 million was used for purchases of property and equipment. During the quarter ended October 2, 1999, investing activities provided net cash of $796,000, primarily due to $3.3 million of proceeds received from maturities or sales of short-term investments, partially offset by $2.0 million and $494,000 of cash used for purchases of property and equipment and short-term investments, respectively.

     Net cash provided by financing activities was $27.9 million during the quarter ended September 30, 2000 compared with $10.1 million during the quarter ended October 2, 1999. In July 2000, the underwriters of our initial public offering exercised their over-allotment to purchase 1,500,000 shares of common stock for net proceeds to us of $28.0 million. This amount accounted for substantially all of the cash provided by financing activities during the quarter ended September 30, 2000. The cash provided by financing activities during the quarter ended October 2, 1999 was almost entirely due to $10.0 million of net proceeds we received from the issuance of Series B preferred stock.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MIGHT NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Our accumulated deficit as of September 30, 2000 was approximately $85.1 million. We had net losses of approximately $16.4 million for the quarter ended September 30, 2000 and $9.2 million during the same period of the previous fiscal year. To date we have funded our operations primarily through the sale of equity securities. Moreover, we expect to incur significant operating expenses. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of September 30, 2000, we had a total of $49.9 million of deferred compensation to be amortized. As a result, we expect to continue to incur losses into calendar year 2001. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

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

OUR BUSINESS COULD BE HARMED BY LAWSUITS WHICH HAVE BEEN FILED OR MAY IN THE FUTURE BE FILED AGAINST PALM INVOLVING THE PALM OS OPERATING SYSTEM.

     Suits against Palm involving the Palm OS operating system, which we license from Palm, could adversely affect us. A disruption in Palm's business because of these suits could disrupt our operations and cost us money. Palm is a defendant in several patent infringement lawsuits involving the Palm OS operating system. Although we are not a party to these cases and we are indemnified by Palm for damages arising from lawsuits of this type, we could still be adversely affected by a determination adverse to Palm as a result of market uncertainty or product changes that could arise from such a determination.

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

A PORTION OF OUR REVENUE HAS BEEN DERIVED FROM SALES ON OUR WEB SITE AND SYSTEM FAILURES OR DELAYS HAVE IN THE PAST AND MIGHT IN THE FUTURE HARM OUR BUSINESS.

     A portion of our revenue is generated through our Web site. As a result, our business depends on our ability to maintain and expand our computer systems. We must also protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. During our initial product launch, we experienced system interruptions and slowdowns due to an improper design and implementation of our Web site from which consumers purchase our products. This caused long wait times on our Web site, long delivery times, lost orders, lost revenues and harm to our reputation. Despite precautions we have taken, unanticipated problems affecting our systems could again in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our systems due to an increase in the volume of traffic on our Web site. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

OUR PRODUCTION COULD BE SERIOUSLY HARMED IF WE EXPERIENCE COMPONENT SHORTAGES OR IF OUR SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

     Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers and that are in great demand. We do not carry inventory of our products or product components. We rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts that we provide. At various times, some of the key components for handheld computers have been in short supply. In recent months a number of suppliers have been capacity constrained due to high industry demand for their components and relatively long lead times required to expand factory capacity. Due in part to these component shortages, some of our competitors have been unable to meet demand for their products. Ongoing shortages of components would harm our ability to deliver our products on a timely basis. The cost, quality and availability of components are essential to the successful production and timely sale of our products.

     Some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computer products would be seriously harmed. In addition, because we mainly rely on purchase orders rather than long-term contracts with our suppliers, including our sole and single source suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

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

     As the use of our Visor handheld computer and Springboard slot continue to evolve, we plan to develop additional complementary products and services as additional sources of revenue are available. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, we have recently announced VisorPhone, our GSM cell phone module that relies on a wireless infrastructure. If we fail to develop these or other products successfully, our business would be harmed.

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

     If demand does not develop as expected, we could have excess production resulting in excess finished products and components. We have limited capability to reduce manufacturing capacity within a 90-day period. If we have excess production, we could incur cancellation charges or other liabilities to our manufacturing partners.

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

     Our reliance on third-party manufacturers exposes us to risks outside our control, including the following:

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

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

     We have experienced rapid growth and expansion since our inception. From July 29, 1998 to September 30, 2000, we increased the number of our employees from two to 268. This growth has placed, and will continue to place, a significant strain on our management and information systems and operational and financial resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our business.

OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS, OR COULD BE SUBJECT TO VIRUSES, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE TO OUR REPUTATION, AS WELL AS LOST REVENUES, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

     Our handheld computers and Springboard modules are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly changing handheld computing and communications market. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. In the future, we may experience delays in releasing new products as problems are corrected. From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, some undetected errors or defects may only become apparent as new functions are added to our handheld computers through the use of future Springboard modules. Currently, consumers that purchase through our Web site may return their handheld computers for any reason within 30 days of purchase. In addition, we warrant that our hardware will be free of defects for one year from date of purchase. Delays, costs and damage to our reputation due to product defects could harm our business.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

     The market price of the securities of technology-related companies has been especially volatile. Thus, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations, particularly given that only a small portion of our outstanding shares currently are publicly traded. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD AFFECT OUR STOCK PRICE.

     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. After the lock-up agreements pertaining to our initial public offering expire in December 2000, a large number of our shares will be eligible for sale in the public market for the first time. Many of these shares are held by directors, executive officers and other affiliates, and are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of fixed income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not hedge any interest rate exposures.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of filing this Form 10-Q, we are not subject to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (File No. 333-33666) related to our initial public offering was declared effective by the SEC on June 20, 2000. A total of 11,500,000 shares of our Common Stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $212.9 million. As of September 30, 2000, approximately $10.8 million of these net offering proceeds had been allocated to general working capital and the remainder had been invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

    EXHIBIT
    NUMBER          EXHIBIT TITLE
    -------         -------------
     27.1      Financial Data Schedule

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000                   HANDSPRING, INC.

                                          By:    /s/ BERNARD J. WHITNEY
                                            ------------------------------------
                                            Bernard J. Whitney
                                            Vice President and Chief Financial
                                              Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------
 27.1      Financial Data Schedule