Form 10-Q
period 2000-12-30
HANDSPRING INC
filed 2001-02-13
CIK 1091822

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 26, 2001 there were 128,110,891 shares of the Registrant's common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HANDSPRING, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets.......................    1
         Condensed Consolidated Statements of Operations.............    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   21

                         PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURES...........................................................   22

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HANDSPRING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 30,    JULY 1,
                                                                  2000          2000
                                                              ------------    --------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 128,203      $196,548
  Short-term investments....................................      78,846            --
  Accounts receivable, net..................................      39,233        20,484
  Prepaid expenses and other current assets.................       7,737         1,816
                                                               ---------      --------
          Total current assets..............................     254,019       218,848
Property and equipment, net.................................      12,088         8,280
Investments.................................................      19,085            --
Other assets................................................       3,419         3,344
                                                               ---------      --------
          Total assets......................................   $ 288,611      $230,472
                                                               =========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  47,095      $ 20,152
  Accrued liabilities.......................................      34,022        16,034
                                                               ---------      --------
          Total current liabilities.........................      81,117        36,186
                                                               ---------      --------
Long-term liabilities.......................................          --            57
                                                               ---------      --------
Stockholders' equity:
  Common stock..............................................         127           125
  Additional paid-in capital................................     349,185       321,116
  Deferred stock compensation...............................     (41,693)      (58,268)
  Accumulated other comprehensive income (loss).............         122           (64)
  Accumulated deficit.......................................    (100,247)      (68,680)
                                                               ---------      --------
          Total stockholders' equity........................     207,494       194,229
                                                               ---------      --------
          Total liabilities and stockholders' equity........   $ 288,611      $230,472
                                                               =========      ========

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              --------------------------    --------------------------
                                              DECEMBER 30,    JANUARY 1,    DECEMBER 30,    JANUARY 1,
                                                  2000           2000           2000           2000
                                              ------------    ----------    ------------    ----------
                                                                    (UNAUDITED)
Revenue.....................................    $115,616       $ 15,790       $186,133       $ 15,790
                                                --------       --------       --------       --------
Costs and operating expenses:
  Cost of revenue...........................      79,283         10,822        127,791         10,822
  Research and development..................       4,884          2,146          9,666          4,618
  Selling, general and administrative.......      40,743          6,720         68,529         10,376
  Amortization of deferred stock
     compensation...........................       8,191          6,221         16,575          9,423
                                                --------       --------       --------       --------
          Total costs and operating
            expenses........................     133,101         25,909        222,561         35,239
                                                --------       --------       --------       --------
Loss from operations........................     (17,485)       (10,119)       (36,428)       (19,449)
Interest and other income, net..............       3,041             59          6,361            188
                                                --------       --------       --------       --------
Net loss before taxes.......................     (14,444)       (10,060)       (30,067)       (19,261)
Income tax provision........................         750             --          1,500             --
                                                --------       --------       --------       --------
Net loss....................................    $(15,194)      $(10,060)      $(31,567)      $(19,261)
                                                ========       ========       ========       ========
Basic and diluted net loss per share........    $  (0.15)      $  (0.32)      $  (0.32)      $  (0.69)
                                                --------       --------       --------       --------
Shares used in calculating basic and diluted
  net loss per share........................     100,922         31,353         98,752         27,885
                                                ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                              --------------------------
                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................   $ (31,567)      $(19,261)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................       3,003            626
     Amortization of deferred stock compensation............      16,575          9,423
     Amortization of costs associated with financing
      agreement.............................................          --            303
     Amortization of premium or discount on short-term
      investments, net......................................        (847)           (83)
     Gain on sale of available-for-sale securities..........          (5)            --
     Stock compensation to non-employees....................          --             30
     Changes in assets and liabilities:
       Accounts receivable..................................     (18,876)        (2,485)
       Prepaid expenses and other current assets............      (5,946)          (431)
       Other assets.........................................         (72)          (530)
       Accounts payable.....................................      26,913         10,987
       Accrued liabilities..................................      17,909          2,332
                                                               ---------       --------
          Net cash provided by operating activities.........       7,087            911
                                                               ---------       --------
Cash flows from investing activities:
  Purchases of available-for-sale securities................    (126,282)        (1,968)
  Sales and maturities of available-for-sale securities.....      29,671          5,308
  Purchases of property and equipment.......................      (6,832)        (3,576)
                                                               ---------       --------
          Net cash used in investing activities.............    (103,443)          (236)
                                                               ---------       --------
Cash flows from financing activities:
  Principal payments on borrowings..........................         (83)            --
  Issuance of Series B redeemable convertible preferred
     stock, net.............................................          --          9,990
  Net proceeds from issuance of common stock upon exercise
     of underwriter's over-allotment........................      27,969             --
  Proceeds from issuance of common stock....................         143            601
  Repurchase of common stock................................         (41)            --
                                                               ---------       --------
          Net cash provided by financing activities.........      27,988         10,591
                                                               ---------       --------
          Effect of exchange rate changes on cash...........          23             --
                                                               ---------       --------
Net increase (decrease) in cash and cash equivalents........     (68,345)        11,266
Cash and cash equivalents:
  Beginning of period.......................................     196,548          7,533
                                                               =========       ========
  End of period.............................................   $ 128,203       $ 18,799
                                                               =========       ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................   $       5       $     --
                                                               ---------       --------

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principals. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended July 1, 2000. The results of operations for the three months and six months ended December 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company's fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

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

3. NET LOSS PER SHARE

     Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

                                HANDSPRING, INC.

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              --------------------------    --------------------------
                                              DECEMBER 30,    JANUARY 1,    DECEMBER 30,    JANUARY 1,
                                                  2000           2000           2000           2000
                                              ------------    ----------    ------------    ----------
Net loss....................................    $(15,194)      $(10,060)      $(31,567)      $(19,261)
                                                ========       ========       ========       ========
Basic and diluted:
  Weighted average common shares
     outstanding............................     126,862         70,633        126,875         70,082
  Weighted average common shares subject to
     repurchase.............................     (25,940)       (39,280)       (28,123)       (42,197)
                                                --------       --------       --------       --------
Weighted average common shares used to
  compute basic and diluted net loss per
  share.....................................     100,922         31,353         98,752         27,885
                                                ========       ========       ========       ========
Basic and diluted net loss per share........    $  (0.15)      $  (0.32)      $  (0.32)      $  (0.69)
                                                ========       ========       ========       ========

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

                                                       DECEMBER 30,    JANUARY 1,
                                                           2000           2000
                                                       ------------    ----------
Common stock subject to repurchase...................     23,859         38,267
Shares issuable under stock options..................     28,812         17,153
Shares issuable pursuant to right to purchase
  redeemable convertible preferred stock.............         --            895
Shares of redeemable convertible preferred stock on
  an "as if converted" basis.........................         --         40,524

     The weighted average repurchase price of unvested stock was $0.06 and $0.03 as of December 30, 2000 and January 1, 2000, respectively. The weighted-average exercise price of stock options outstanding was $8.92 and $0.27 as of December 30, 2000 and January 1, 2000, respectively.

4. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              --------------------------    --------------------------
                                              DECEMBER 30,    JANUARY 1,    DECEMBER 30,    JANUARY 1,
                                                  2000           2000           2000           2000
                                              ------------    ----------    ------------    ----------
Net loss....................................    $(15,194)      $(10,060)      $(31,567)      $(19,261)
Other comprehensive income (loss):
  Unrealized gain on securities.............         257              5            295              6
  Foreign currency translation
     adjustments............................        (374)            --           (109)            --
                                                --------       --------       --------       --------
Comprehensive loss..........................    $(15,311)      $(10,055)      $(31,381)      $(19,255)
                                                ========       ========       ========       ========

                                HANDSPRING, INC.

                                  (UNAUDITED)

5. BUSINESS SEGMENT REPORTING

     The Company operates in one operating segment, handheld computing, with its headquarters and most of its operations located in the United States. The Company also conducts sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Revenue from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                               --------------------------    --------------------------
                                               DECEMBER 30,    JANUARY 1,    DECEMBER 30,    JANUARY 1,
                                                   2000           2000           2000           2000
                                               ------------    ----------    ------------    ----------
Revenue:
North America................................    $ 92,666       $15,790        $152,033       $15,790
Rest of the world............................      22,950            --          34,100            --
                                                 --------       -------        --------       -------
          Total..............................    $115,616       $15,790        $186,133       $15,790
                                                 ========       =======        ========       =======

                                                        DECEMBER 30,    JULY 1,
                                                            2000         2000
                                                        ------------    -------
Property and equipment:
North America.........................................    $32,853       $ 9,914
Rest of the world.....................................      1,739         1,710
                                                          -------       -------
          Total.......................................    $34,592       $11,624
                                                          =======       =======

6. ACQUISITION

     In December 2000, the Company signed a definitive agreement to acquire Bluelark Systems, Inc., a provider of client and server based software designed to deliver content and services to mobile handheld devices, including PDAs, smartphones, and large-screen pagers. Under the terms of the agreement related to this acquisition, which is to be accounted for as a purchase, the Company will issue up to 450,000 shares and options to purchase the Company's common stock in exchange for all of Bluelark Systems' outstanding shares and options. The closing of the transaction is subject to certain conditions, including the approval of Bluelark Systems' shareholders and certain regulatory approvals, and is expected to be completed later this month. The historical operations of Bluelark Systems are not material to the Company's financial position or results of operations.

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

OVERVIEW

     We were incorporated in July 1998 to develop innovative handheld computers that are fun, smart, approachable, compelling and personal. Our business is focused on becoming a global market leader in the handheld computing and communications marketplace. During the period from inception to the date of our first product shipments, our operating activities were focused on developing our products, obtaining license rights, establishing third party manufacturing and distribution relationships, recruiting personnel and raising capital. Shipments of our first Visor products began in October 1999 for orders received through our Web site. Today we sell our Visor line of handhelds through our Web site and through select distributors, retailers and e-commerce partners in Asia, Canada, Europe, Japan, the Middle East and the United States.

     As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with strong demand occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. We also expect that demand for our products may decline on a relative basis during the summer months because of typical slower consumer spending in this period, particularly in Europe. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

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

     Revenue grew to $115.6 million during the second quarter of fiscal 2001 from $15.8 million during the second quarter of fiscal 2000. Revenue for the six months ended December 30, 2000 was $186.1 million, compared with $15.8 million during the six months ended January 1, 2000. Shipping and handling charges represent $563,000 of revenue during the three and six months ended January 1, 2000, and $256,000 and $757,000 during the three and six months ended December 30, 2000, respectively. The increase in revenue between both periods was primarily due to three factors. First, we expanded our distribution channels. Our first product shipments began during the second quarter of fiscal 2000, and were only for orders received through our Web site. Toward the end of the third quarter of fiscal 2000 we began selling our products through select retailers. During the following three quarters we added additional retailers as well as distributors and e-commerce partners. Second, we entered into a number of international markets. During the fourth quarter of fiscal 2000 and the first two quarters of fiscal 2001, we launched our products in Asia, Canada, Europe, Japan and the Middle East. As a result of this global expansion, revenue outside North America now represents 20% of revenue during the three months ended December 30, 2000 and 18% of revenue during the six months ended December 30, 2000, while revenue during the same periods of the previous fiscal year was entirely from North America. Third, we added two new products, the Visor Prism and the Visor Platinum, to our Visor family of handheld computers during the second quarter of fiscal 2001. These products have broadened the range of markets and customers to which our products appeal. We anticipate that revenue will increase throughout the remainder of the calendar year, with revenue outside North America gradually representing a higher percentage of the total.

     Cost of revenue. Cost of revenue consists primarily of materials, labor, royalty expenses, warranty expenses and shipping and handling. Cost of revenue was $79.3 million during the quarter ended December 30, 2000 and $127.8 million during the six months ended December 30, 2000, compared with $10.8 million recorded during the three and six months ended January 1, 2000, respectively. These increases are attributable to an increase in revenue. Shipping and handling costs represented $633,000 of the cost of revenue during the three and six months ended January 1, 2000, and $2.4 million and $4.0 million during the three and six months ended December 30, 2000, respectively. Cost of revenue excluding amortization of deferred stock compensation was 68.6% of revenue, resulting in a 31.4% gross margin, during the quarter ended December 30, 2000.

     Research and development. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of materials and software used in product development. Research and development expenses increased to $4.9 million during the quarter ended December 30, 2000 from $2.1 million during the quarter ended January 1, 2000, and to $9.7 million during the six months ended December 30, 2000 from $4.6 million during the six months ended January 1, 2000. These increases were primarily associated with the hiring of personnel devoted to the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect research and development expenses to increase in absolute dollars in the future.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of promotional and advertising costs, Web site design and maintenance expenses, salaries and related expenses, accounting and administrative expenses, costs for legal and professional services and general corporate expenses. Selling, general and administrative expenses increased to $40.7 million during the three months ended December 30, 2000 from $6.7 million during the same period of the previous fiscal year, and to $68.5 million during the six months ended December 30, 2000 as compared with $10.4 million in the same period of the previous fiscal year. These increases reflect the additional costs and expenses relating to sales and marketing activities for the Company's products which first shipped in the second quarter of fiscal 2000, and the overall expansion in the Company's level of operations. In addition, marketing expenses increased during the holiday season of fiscal 2001. We anticipate that selling, general and administrative expenses will increase in absolute dollars as we continue to increase staff, develop product marketing and branding campaigns, and develop our infrastructure to support a larger, global organization.

     Amortization of deferred stock compensation. Prior to our initial public offering on June 20, 2000, we granted stock options to our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. This amount is being amortized, using the multiple option method, over the four-year vesting period of the granted options. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004. We recognized $8.2 million and $16.6 million of this expense during the three-month and six-month period ended December 30, 2000, respectively, and $6.2 million and $9.4 million of this expense during the same periods of the previous fiscal year.

     Future compensation expense resulting from the grant of these stock options is estimated to be $14.7 million, $18.1 million, $7.7 million, and $1.2 million for the fiscal years ended 2001, 2002, 2003 and 2004, respectively.

     Interest and other income, net. Interest and other income, net increased to $3.0 million during the quarter ended December 30, 2000 from $59,000 during the same period of the previous fiscal year, and increased to $6.4 million during the six months ended December 30, 2000 from $188,000 during the same period of the previous fiscal year. The primary reason for the increase in interest income during these periods is interest income earned on the proceeds received from our initial public offering in June 2000, and the subsequent exercise of the underwriter's over-allotment in July 2000.

     Of our $207 million in cash, cash equivalents and short term investments, we currently hold $7.0 million in commercial paper issued by PG&E with a maturity date of February 20, 2001. Due to the challenges now confronting the California energy market, the redemption of this obligation is uncertain. There is a possibility that payment of this obligation may be postponed. In the event PG&E does not fully redeem this obligation, our operating results would be adversely affected.

     Income Tax Provision. Provision for income taxes increased from zero during the three and six months ended January 1, 2000 to $750,000 during the three months ended December 30, 2000 and $1.5 million during the six months ended December 30, 2000. The provision for income taxes consists of foreign taxes which were provided for when we generated our first international revenues during the fourth quarter of fiscal 2000. No provision for federal and state income taxes has been recorded because we have experienced significant net losses, which have resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a full valuation allowance for all deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on June 20, 2000, we funded our operations primarily from the sale of preferred stock, through which we raised net proceeds of $28.0 million. Net proceeds from the initial public offering and the exercise of the underwriter's over-allotment option were $184.9 million and $28.0 million, respectively. As of December 30, 2000 we had $207.0 million in cash and cash equivalents and short-term investments.

     During the six months ended December 30, 2000 net cash provided by operating activities was $7.1 million, as compared with $911,000 during the six months ended January 1, 2000. Net cash provided by operating activities during both periods is primarily due to an increase in current liabilities due to the general increase in the level of operations during each period. This source of cash was offset by net losses reduced by the non-cash charge of deferred stock compensation during each period. An additional substantial offset to the sources of cash was the increase in accounts receivable balances due to the introduction of revenue during the quarter ended January 1, 2000, and the continued increase in revenue during the six months ended December 30, 2000.

     Net cash used for investing activities was $103.4 million during the six months ended December 30, 2000, primarily due to purchases of available-for-sale securities of $126.3 million and, to a smaller extent, purchases of property and equipment of $6.8 million. These uses of cash were partially offset by proceeds of $29.7 million received upon the sale and maturity of available-for-sale securities during the period. During the six months ended January 1, 2000, there were purchases of available-for-sale securities of $2.0 million and purchases of property and equipment of $3.6 million. These cash uses were largely offset by $5.3 million of proceeds received for the sale and maturity of available-for-sale securities, resulting in net cash used for investing activities during the six months ended January 1, 2000 of $236,000.

     Of our $207 million in cash, cash equivalents and short term investments, we currently hold $7.0 million in commercial paper issued by PG&E with a maturity date of February 20, 2001. Due to the challenges now confronting the California energy market, the redemption of this obligation is uncertain. There is a possibility that payment of this obligation may be postponed. In the event PG&E does not fully redeem this obligation, our cash, cash equivalents and short term investments would be reduced by the amount of principal then outstanding.

     Net cash provided by financing activities was $28.0 million during the six months ended December 30, 2000 compared with $10.6 million during the six months ended January 1, 2000. The $28.0 million provided by financing activities during the six months ended December 30, 2000 resulted from the underwriters of our initial public offering exercising their over-allotment to purchase 1,500,000 shares of common stock in July 2000. During the six months ended January 1, 2000, the most significant component of cash provided by financing activities was $10.0 million of net proceeds that we received from the issuance of Series B preferred stock. In addition, we received proceeds of $143,000 and $601,000 from the issuance of common stock during the six months ended December 30, 2000 and January 1, 2000, respectively.

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

BLUELARK ACQUISITION

     In December 2000, we signed a definitive agreement to acquire Bluelark Systems, Inc., a provider of client and server based software designed to deliver content and services to mobile handheld devices, including PDAs, smartphones, and large-screen pagers. Under the terms of the agreement related to this acquisition, which is to be accounted for as a purchase, we will issue up to 450,000 shares and options to purchase Handspring common stock in exchange for all of Bluelark Systems' outstanding shares and options. The closing of the transaction is subject to certain conditions, including the approval of Bluelark Systems' shareholders and certain regulatory approvals, and is expected to be completed later this month. The historical operations of Bluelark Systems are not material to our financial position or results of operations.

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

     - the timing and the availability of Springboard modules and software programs that are compatible with our products;

     - market acceptance of existing and future versions of our products and compatible Springboard modules and software programs;

     - fluctuations in the royalty rates and manufacturing costs we pay to produce our handheld computers;

     - the availability of components required to manufacture our products;

     - the seasonality of our product sales;

     - our success in developing and maintaining relationships with wireless carriers and other third parties whose services are required to offer products with wireless voice and data capabilities;

     - the price of products that both we and our competitors offer;

     - the mix of products that we offer; and

     - our ability to avoid potential system failures on our Web site.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MIGHT NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Our accumulated deficit as of December 30, 2000 was approximately $100.2 million. We had net losses of approximately $31.6 million for the six month period ended December 30, 2000 and $19.3 million during the same period of the previous fiscal year. To date we have funded our operations primarily through product sales and the sale of equity securities. Moreover, we expect to incur significant operating expenses. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of December 30, 2000, we had a total of $41.7 million of deferred compensation to be amortized. As a result, we expect to continue to incur losses for most of calendar year 2001. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

WE DEPEND HEAVILY UPON OUR LICENSE FROM PALM, INC. AND OUR FAILURE TO MAINTAIN THIS LICENSE COULD SERIOUSLY HARM OUR BUSINESS.

     We rely on technologies that we license or acquire from third parties, including Palm. Our failure to maintain these licenses could seriously harm our business. The Palm OS operating system is integrated with our internally-developed software and hardware, and is used to enhance the value of our products. Our license of the Palm OS operating system is critical to our Visor handheld computer. The license agreement extends until September 2003 and may be renewed for successive one-year terms if both parties agree. It is possible that Palm will choose not to renew the license at the end of its term for competitive or other reasons. Upon expiration or termination of the Palm OS operating system license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following the expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. If we were not a licensee of the Palm OS operating system, we would be required to license a substitute operating system, which could be less desirable and could be costly in terms of cash and other resources. In the alternative, we could develop our own operating system, which would take considerable time, resources and expense, would divert our engineers' attention from product innovations and likely would not have the advantage of Palm OS operating system applications compatibility. In addition, we may not assign the Palm license agreement to a third party without the written consent of Palm unless it is to a purchaser of substantially all of our assets who is not a competitor of Palm. The existence of these license termination provisions may have an anti-takeover effect in that it could discourage competitors of Palm from acquiring us.

OUR BUSINESS COULD BE HARMED BY LAWSUITS WHICH HAVE BEEN FILED OR MAY IN THE FUTURE BE FILED AGAINST PALM INVOLVING THE PALM OS OPERATING SYSTEM.

     Suits against Palm involving the Palm OS operating system, which we license from Palm, could adversely affect us. A disruption in Palm's business because of these suits could disrupt our operations and cost us money. Palm is a defendant in several intellectual property lawsuits involving the Palm OS operating system. Although we are not a party to these cases and we are indemnified by Palm for damages arising from lawsuits of this type, we could still be adversely affected by a determination adverse to Palm as a result of market uncertainty or product changes that could arise from such a determination.

WE ARE HIGHLY DEPENDENT ON RETAILERS AND DISTRIBUTORS TO SELL OUR PRODUCTS, AND DISRUPTIONS IN THIS CHANNEL AND OTHER EFFECTS OF SELLING THROUGH RETAILERS AND DISTRIBUTORS WOULD HARM OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD COMPUTERS.

     We sell our products through retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. We began using retailers in March 2000 when we entered into agreements with Best Buy, CompUSA and Staples, currently our three largest retail partners, to resell our products in their stores in the United States. Since that time we have added retailers or distributors in Asia, Canada, Europe, Japan, and the Middle East. We have also added additional retail partners in the United States. We expect to add additional retailers and distributors worldwide as we continue to expand our business. We are subject to many risks relating to the distribution of our products by retailers and distributors including the following:

     - retailers and distributors may not maintain inventory levels sufficient to meet customer demand;

     - if we reduce the prices of our products, we may have to compensate retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices;

     - product returns could increase as a result of our strategic interest in assisting retailers and distributors in balancing inventories;

     - retailers and distributors may emphasize our competitors' products or decline to carry our products;

     - we may not be able to attract or retain a sufficient number of qualified retailers and distributors; and

     - conflicts may develop between the retail and distribution channel and sales of our products through our handspring.com Web site and by our e-commerce partners.

     In addition, to the extent our revenues through the retail and distribution channel increase as a percentage of total revenues, our gross margins may decrease because sales through retailers and distributors typically are made at lower margins than sales through our Web site and by our e-commerce partners. A higher percentage of sales by retailers and distributors also would negatively impact our cash cycle.

A PORTION OF OUR REVENUE HAS BEEN DERIVED FROM SALES ON OUR WEB SITE AND SYSTEM FAILURES OR DELAYS HAVE IN THE PAST AND MIGHT IN THE FUTURE HARM OUR BUSINESS.

     A portion of our revenue is generated through our Web site. As a result, our business depends on our ability to maintain and expand our computer systems. We must also protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. During our initial product launch during the quarter ended January 1, 2000, we experienced system interruptions and slowdowns due to an improper design and implementation of our Web site from which consumers purchase our products. This caused long wait times on our Web site, long delivery times, lost orders, lost revenues and harm to our reputation. Despite precautions we have taken and improvements that we have made, unanticipated problems affecting our systems could again in the future cause temporary interruptions or delays in the services we provide. Our customers might become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. Slow response time or system failures could also result from straining the capacity of our systems due to an increase in the volume of traffic on our Web site. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

OUR PRODUCTION COULD BE SERIOUSLY HARMED IF WE EXPERIENCE COMPONENT SHORTAGES OR IF OUR SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

     Our products contain components, including liquid crystal displays, touch panels, connectors, memory chips and microprocessors, that are procured from a variety of suppliers and that are in great demand. We rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts that we provide. At various times, some of the key components for handheld computers have been in short supply. From time-to-time a number of suppliers have been capacity constrained due to high industry demand for their components and relatively long lead times required to expand factory capacity. Due in part to these component shortages, some of our competitors have some times been unable to meet demand for their products. Ongoing shortages of components would harm our ability to deliver our products on a timely basis. The cost, quality and availability of components are essential to the successful production and timely sale of our products.

     Some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computer products would be seriously harmed. Due to market-related supply and demand conditions, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

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

     As the use of our Visor handheld computer and Springboard slot continue to evolve, we plan to develop additional complementary products and services as additional sources of revenue are available. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, during the quarter ended December 30, 2000 we began selling VisorPhone, our GSM cell phone module that relies on a wireless infrastructure, and signed a definitive agreement to acquire Bluelark Systems, Inc., a provider of technology designed to deliver content and services to mobile devices. If we fail to further develop and commercialize these or other products or services successfully, our business would be harmed.

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

IF THE EXPANDABLE DESIGN OF OUR PRODUCTS IS NOT ACCEPTED BY CONSUMERS, OUR REVENUES WILL FAIL TO MEET OUR EXPECTATIONS.

     Much of the perceived value of our Visor handheld computer lies in the Springboard expansion slot, which enables users to add functions by inserting modules into the base device. Many of these modules will perform functions that are today generally performed by a dedicated standalone device. While we believe that the simple customization provided by the Springboard slot will be attractive to users, the uniqueness of the feature combined with the relatively recent introduction of the product make it unclear whether consumers will prefer our approach as compared either to multiple dedicated devices or to other designs for multifunction devices. For example, a number of companies, including Palm, are developing products that will feature the Secure Digital (SD) card slot for expansion.

IF WE FAIL TO ACCURATELY ANTICIPATE DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO SECURE SUFFICIENT QUANTITIES OR COST-EFFECTIVE PRODUCTION OF OUR HANDHELD COMPUTERS OR WE COULD HAVE COSTLY EXCESS PRODUCTION.

     Because we did not begin selling our products until October 1999, we have limited information about demand for our products. The demand for our products depends on many factors and is difficult to forecast. We experienced product shortages when we introduced our Visor handheld computer because we underestimated initial demand. It has become even more difficult to forecast demand now that we support multiple products and due to increased competition in the market for our products. Significant unanticipated fluctuations in demand could cause problems in our operations.

     If demand does not develop as expected, we could have excess production resulting in excess finished products and components. We have limited capability to reduce manufacturing capacity once a purchase order has been placed. If we have excess production, we could incur cancellation charges or other liabilities to our manufacturing partners.

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

THE SUCCESS OF VISORPHONE, AND OUR ABILITY TO OFFER ADDITIONAL VOICE AND DATA ENABLED DEVICES IN THE FUTURE, COULD BE IMPAIRED IF WE ARE NOT ABLE TO DEVELOP AND MAINTAIN APPROPRIATE RELATIONSHIPS WITH WIRELESS CARRIERS ON REASONABLE TERMS.

     Service for VisorPhone, a Springboard module that allows a Visor to be used as a GSM mobile telephone, currently is provided in the United States by VoiceStream Wireless, Cingular Wireless, and Powertel, Inc. In addition, we intend to establish relationships with other carriers located in the United States and in foreign countries to support our plans to offer a variety of voice and data enabled devices. The success of VisorPhone, and our ability to offer other voice and data enabled devices in the future, could be impaired if we are not able to develop and maintain appropriate relationships with the wireless carriers on reasonable terms.

WE FACE SEASONALITY IN OUR SALES, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

     As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with strong demand occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. We also expect that demand for our products may decline on a relative basis during the summer months because of typical slower consumer spending in this period, particularly in Europe. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

OUR FAILURE TO DEVELOP BRAND RECOGNITION COULD LIMIT OR REDUCE THE DEMAND FOR OUR PRODUCTS.

     We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our handheld computer products. Some of our competitors and potential competitors have better name recognition and powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our ability and the ability of third party developers to deliver Springboard modules, software and accessories that are engaging to our users and our ability to provide high quality support. To promote our brand, we expect to increase our marketing expenditures and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand.

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

     - other Palm OS operating system licensees, including IBM, Kyocera, Nokia, Samsung and Sony; and

     - Research In Motion Limited, a provider of devices and services that enable wireless email, instant messaging and Internet connectivity.

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

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

     We have experienced rapid growth and expansion since our inception. From July 29, 1998 to December 30, 2000, we increased the number of our employees from two to 329. This growth has placed, and will continue to place, a significant strain on our management and information systems and operational and financial resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our business.

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

     Our products also could be affected by viruses. In September 2000, the first-ever virus written to destroy programs based on the Palm OS was discovered. While there have been few reports of users affected by viruses, it is possible that viruses may become more prevalent, particularly as handheld computers and communication devices are more commonly used for wireless applications that facilitate the sharing of files and other information. To the extent that antivirus software was unable to protect users of our product from such viruses, our products could be rejected and result in increased service costs.

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

     - pay substantial damages and costs;

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     We now sell our products in Asia, Canada, Europe, Japan and the Middle East in addition to the United States. We expect to enter additional international markets over time. We anticipate that our revenue from international operations will represent an increasing portion of our total revenue, and accordingly we will be subject to increased exposure to international risks. In addition, the facilities where our Visor handheld computers are, and will be, manufactured are located outside the United States. A substantial number of our material suppliers also are based outside of the United States, and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

     - changes in foreign currency exchange rates;

     - development risks and expenses associated with customizing our products for local languages;

     - difficulty in managing widespread sales and manufacturing operations;

     - potentially negative consequences from changes in tax laws;

     - trade protection measures and import or export licensing requirements;

     - less effective protection of intellectual property;

     - changes in a specific country's or region's political or economic conditions, particularly in emerging markets; and

     - impact of natural disasters with an inability of the local government to quickly provide recovery services.

WE MAY PURSUE STRATEGIC ACQUISITIONS AND WE COULD FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

     We expect to evaluate acquisition opportunities that could provide us with additional product or services offerings, technologies or additional industry expertise. In December 2000, we commenced our first acquisition by signing a definitive agreement to acquire Bluelark Systems, Inc. Acquisitions could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. We could fail to integrate the operations, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

WE MIGHT NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADDITIONAL FINANCING MIGHT NOT BE AVAILABLE.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may prove to be insufficient for these working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

     - take advantage of opportunities, including the purchase of technologies or acquisitions of complementary businesses;

     - develop new products or services; or

     - respond to competitive pressures.

     Depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures, and our business could be harmed.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

     The market price of our common stock has been and is likely to continue to be subject to wide fluctuations, particularly given that securities of technology-related companies are typically volatile and because only a small portion of our outstanding shares currently are publicly traded. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition if there are negative developments in the market for technology-related stocks or the stock market in general. The market price of our stock also might decline in reaction to events that affect other companies in our industry, such as Palm, even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD AFFECT OUR STOCK PRICE.

     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. The lock-up agreements pertaining to our initial public offering expired in December 2000 and a large number of our shares now are eligible for sale in the public market. Many of these shares are held by directors, executive officers and other affiliates, and are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. In addition, shares subject to outstanding options, and shares reserved for future issuance under our stock option and purchase plans, will continue to become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the securities rules and regulations applicable to these shares.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (File No. 333-33666) related to our initial public offering was declared effective by the SEC on June 20, 2000. A total of 11,500,000 shares of our Common Stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $212.9 million. As of December 30, 2000, approximately $23.6 million of these net offering proceeds had been allocated to general working capital and the remainder had been invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     Not applicable.

(b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2001                   HANDSPRING, INC.

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