Form 10-Q
period 2001-03-31
HANDSPRING INC
filed 2001-05-04
CIK 1091822

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 25, 2001 there were 129,640,388 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HANDSPRING, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                      PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets.......................    1
          Condensed Consolidated Statements of Operations.............    2
          Condensed Consolidated Statements of Cash Flows.............    3
          Notes to Condensed Consolidated Financial Statements........    4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   22

                        PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   23
Item 2.   Changes in Securities and Use of Proceeds...................   23
Item 3.   Defaults Upon Senior Securities.............................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23
Item 5.   Other Information...........................................   23
Item 6.   Exhibits and Reports on Form 8-K............................   23
SIGNATURES............................................................   25
Exhibit List..........................................................   26

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HANDSPRING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31, 2001    JULY 1, 2000
                                                              --------------    ------------
                                                               (UNAUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 107,091         $196,548
  Short-term investments....................................       52,213               --
  Accounts receivable, net..................................       36,630           20,484
  Prepaid expenses and other current assets.................       12,939            1,776
  Inventories...............................................        6,799               40
                                                                ---------         --------
          Total current assets..............................      215,672          218,848
Long-term investments.......................................       69,082            2,664
Property and equipment, net.................................       14,812            8,280
Intangibles and other assets................................        1,355              680
                                                                ---------         --------
          Total assets......................................    $ 300,921         $230,472
                                                                =========         ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  45,369         $ 20,152
  Accrued liabilities.......................................       51,836           16,034
                                                                ---------         --------
          Total current liabilities.........................       97,205           36,186
                                                                ---------         --------
Long-term liabilities.......................................           --               57
                                                                ---------         --------
Stockholders' equity:
  Common stock..............................................          130              125
  Additional paid-in capital................................      367,761          321,116
  Deferred stock compensation...............................      (37,312)         (58,268)
  Accumulated other comprehensive income (loss).............          613              (64)
  Accumulated deficit.......................................     (127,476)         (68,680)
                                                                ---------         --------
          Total stockholders' equity........................      203,716          194,229
                                                                ---------         --------
          Total liabilities and stockholders' equity........    $ 300,921         $230,472
                                                                =========         ========

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        -------------------------------    -------------------------------
                                        MARCH 31, 2001    APRIL 1, 2000    MARCH 31, 2001    APRIL 1, 2000
                                        --------------    -------------    --------------    -------------
                                                                   (UNAUDITED)
Revenue...............................     $123,820         $ 34,321          $309,953         $ 50,111
                                           --------         --------          --------         --------
Costs and operating expenses:
  Cost of revenue.....................       84,416           23,349           212,207           34,171
  Research and development............        7,120            2,115            16,786            6,733
  Selling, general and
     administrative...................       38,950           13,512           107,479           23,888
  In-process research and
     development......................       12,225               --            12,225               --
  Amortization of deferred stock
     compensation and
     intangibles(*)...................        8,336           16,997            24,911           26,420
                                           --------         --------          --------         --------
          Total costs and operating
            expenses..................      151,047           55,973           373,608           91,212
                                           --------         --------          --------         --------
Loss from operations..................      (27,227)         (21,652)          (63,655)         (41,101)
Interest and other income, net........          748              149             7,109              337
                                           --------         --------          --------         --------
Loss before taxes.....................      (26,479)         (21,503)          (56,546)         (40,764)
Income tax provision..................          750               --             2,250               --
                                           --------         --------          --------         --------
Net loss..............................     $(27,229)        $(21,503)         $(58,796)        $(40,764)
                                           ========         ========          ========         ========
Basic and diluted net loss per
  share...............................     $  (0.26)        $  (0.61)         $  (0.58)        $  (1.34)
                                           --------         --------          --------         --------
Shares used in calculating basic and
  diluted net loss per share..........      106,702           35,391           101,402           30,403
                                           ========         ========          ========         ========

(*) Amortization of deferred stock compensation and intangibles:
     Cost of revenue..................     $  1,127         $  3,036          $  3,540         $  4,131
     Research and development.........        1,808            2,578             4,964            6,789
     Selling, general and
    administrative....................        5,401           11,383            16,407           15,500
                                           --------         --------          --------         --------
                                           $  8,336         $ 16,997          $ 24,911         $ 26,420
                                           ========         ========          ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2001    APRIL 1, 2000
                                                              --------------    -------------
                                                                        (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................    $ (58,796)        $(40,764)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................        4,954            1,456
     Amortization of deferred stock compensation and
      intangibles...........................................       24,911           26,420
     In-process research and development....................       12,225               --
     Amortization of costs associated with financing
      agreement.............................................           --              453
     Amortization of premium or discount on
      available-for-sale securities, net....................       (1,217)            (100)
     Gain on sale of available-for-sale securities..........         (165)              --
     Stock compensation to non-employees....................           --               15
     Changes in assets and liabilities:
       Accounts receivable..................................      (17,100)         (13,736)
       Prepaid expenses and other current assets............      (11,564)          (1,435)
       Inventories..........................................       (6,760)             (56)
       Intangibles and other assets.........................          (90)            (173)
       Accounts payable.....................................       25,908           15,799
       Accrued liabilities..................................       35,342            9,435
                                                                ---------         --------
          Net cash provided by (used in) operating
             activities.....................................        7,648           (2,686)
                                                                ---------         --------
Cash flows from investing activities:
  Purchases of available-for-sale securities................     (202,040)          (1,968)
  Sales and maturities of available-for-sale securities.....      136,649            8,308
  Purchases of investments for collateral on operating
     lease..................................................      (51,287)            (400)
  Purchases of property and equipment.......................      (11,517)          (5,359)
  Cash acquired from acquisitions...........................           29               --
                                                                ---------         --------
          Net cash provided by (used in) investing
             activities.....................................     (128,166)             581
                                                                ---------         --------
Cash flows from financing activities:
  Principal payments on borrowings..........................          (83)              (7)
  Issuance of Series B redeemable convertible preferred
     stock, net.............................................           --            9,990
  Net proceeds from issuance of common stock upon exercise
     of underwriters' over-allotment........................       27,969               --
  Proceeds from issuance of common stock....................        2,704            1,982
  Repurchase of common stock................................          (41)              --
                                                                ---------         --------
          Net cash provided by financing activities.........       30,549           11,965
                                                                ---------         --------
          Effect of exchange rate changes on cash...........          512               14
                                                                ---------         --------
Net increase (decrease) in cash and cash equivalents........      (89,457)           9,874
Cash and cash equivalents:
  Beginning of period.......................................      196,548            7,533
                                                                ---------         --------
  End of period.............................................    $ 107,091         $ 17,407
                                                                =========         ========

     See accompanying notes to condensed consolidated financial statements.

                                HANDSPRING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principals. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended July 1, 2000. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company's fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

     Certain prior period balances have been reclassified to conform to current period presentation.

 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative investments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 at the beginning of fiscal 2001. The adoption did not have a material impact on the Company's financials statements.

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

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the Company's financial position or results of operations.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                -------------------------------    -------------------------------
                                MARCH 31, 2001    APRIL 1, 2000    MARCH 31, 2001    APRIL 1, 2000
                                --------------    -------------    --------------    -------------
Net loss......................     $(27,229)        $(21,503)         $(58,796)        $(40,764)
                                   ========         ========          ========         ========
Basic and diluted:
  Weighted average common
     shares outstanding.......      128,584           73,104           127,444           71,096
  Weighted average common
     shares subject to
     repurchase...............      (21,882)         (37,713)          (26,042)         (40,693)
                                   --------         --------          --------         --------
Weighted average common shares
  used to compute basic and
  diluted net loss per
  share.......................      106,702           35,391           101,402           30,403
                                   ========         ========          ========         ========
Basic and diluted net loss per
  share.......................     $  (0.26)        $  (0.61)         $  (0.58)        $  (1.34)
                                   ========         ========          ========         ========

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

                                                    MARCH 31, 2001    APRIL 1, 2000
                                                    --------------    -------------
Common stock subject to repurchase................      20,295           36,581
Shares issuable under stock options...............      29,260           20,685
Shares issuable pursuant to right to purchase
  redeemable convertible preferred stock..........          --              895
Shares of redeemable convertible preferred stock
  on an "as if converted" basis...................          --           40,524

     The weighted average repurchase price of unvested stock was $0.05 and $0.06 as of March 31, 2001 and April 1, 2000, respectively. The weighted-average exercise price of stock options outstanding was $11.25 and $0.99 as of March 31, 2001 and April 1, 2000, respectively.

 4. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                -------------------------------    -------------------------------
                                MARCH 31, 2001    APRIL 1, 2000    MARCH 31, 2001    APRIL 1, 2000
                                --------------    -------------    --------------    -------------
Net loss......................     $(27,229)        $(21,503)         $(58,796)        $(40,764)
Other comprehensive income:
  Unrealized gain on
     securities...............           97               34               393               40
  Foreign currency translation
     adjustments..............          394               14               284               14
                                   --------         --------          --------         --------
Comprehensive loss............     $(26,738)        $(21,455)         $(58,119)        $(40,710)
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

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                -------------------------------    -------------------------------
                                MARCH 31, 2001    APRIL 1, 2000    MARCH 31, 2001    APRIL 1, 2000
                                --------------    -------------    --------------    -------------
Revenue:
  North America...............     $ 99,774          $34,321          $251,806          $50,111
  Rest of the world...........       24,046               --            58,147               --
                                   --------          -------          --------          -------
          Total...............     $123,820          $34,321          $309,953          $50,111
                                   ========          =======          ========          =======

                                                    MARCH 31, 2001    JULY 1, 2000
             Property and equipment:                --------------    ------------
  North America...................................     $82,817          $ 9,914
  Rest of the world...............................       2,432            1,710
                                                       -------          -------
          Total...................................     $85,249          $11,624
                                                       =======          =======

 6. ACQUISITIONS

     In February 2001, the Company completed its acquisition of BlueLark Systems, Inc. ("BlueLark"), a provider of software designed to power the delivery of content and services to mobile handheld devices, notably a Palm OS proxy-based browser. Under the terms of the agreement related to this acquisition, the Company issued 450,000 shares and options to purchase the Company's common stock in exchange for all of BlueLark's outstanding shares and options for a total purchase price of $16.4 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No.
16. Of the total purchase price, $82,000 was allocated to the net tangible assets acquired offset by $177,000 of liabilities assumed, $3.9 million was recorded as deferred compensation, $300,000 was recorded as assembled workforce, $312,000 was recorded as goodwill, and the remainder was allocated to in-process research and development. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. This amount is being amortized, using the multiple option method, over the vesting period of the related options or restricted stock. The total amount allocated to goodwill and assembled workforce is being amortized on a straight-line basis over three years. In-process research and development was immediately expensed as of the date of the acquisition. The historical operations of BlueLark were not material to the Company's financial position or results of operations and accordingly, proforma information has not been presented. Results of operations for BlueLark have been included with those of the Company subsequent to the acquisition date.

 7. COMMITMENTS AND CONTINGENCIES

     In February 2001, the Company entered into two operating lease agreements for its new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Rent obligations of $1.7 million per month are expected to commence during the second quarter of fiscal 2003, with annual increases determined in part by the Consumer Price Index. In conjunction with these lease transactions, the Company pledged a portion of its investment securities as collateral for

                                HANDSPRING, INC.

                                  (UNAUDITED)

specified obligations of the lessor under the leases. As of March 31, 2001, a total of $54.0 million was pledged in accordance with the Company's building lease agreements. This amount has been classified as a long-term investment in the accompanying condensed consolidated balance sheets. The pledged assets will be reduced upon completion of the Company's build-out obligation for its new corporate headquarters. In addition, the pledged assets may be further reduced if certain financial criteria are met.

 8. LITIGATION

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. Patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Company filed an answer on April 30, 2001, denying NCR's allegations and asserting counterclaims for declaratory judgements that the Company does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. The Company believes that the claims are without merit and intends to defend vigorously against them.

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

OVERVIEW

     We were incorporated in July 1998 to develop innovative handheld computers that are fun, smart, approachable, compelling and personal. We are focused on becoming a global market leader in the handheld computing and communications marketplace. Shipments of our first Visor products began in October 1999 for orders received through our Web site. Today we sell our Visor line of handhelds through our Web site and through select distributors, retailers and e-commerce partners in Asia Pacific, Canada, Europe, Japan, the Middle East and the United States.

BLUELARK ACQUISITION

     In February 2001, we completed our acquisition of BlueLark Systems, Inc. ("BlueLark"), a provider of software designed to power the delivery of content and services to mobile handheld devices, notably a Palm OS proxy-based browser. Under the terms of the agreement related to this acquisition, we issued 450,000 shares and options to purchase the Company's common stock in exchange for all of BlueLark's outstanding shares and options for a total purchase price of $16.4 million. The acquisition was accounted for as a purchase.

RESULTS OF OPERATIONS

     Revenue. Revenue is comprised almost entirely of sales of our handheld computer devices, modules and related accessories. Retail sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third party customer support partner. All orders are then transmitted to our logistics partner. We take title at the point of transfer from this logistics partner to the common carrier. Title generally then transfers once the carrier has received the products. We recognize revenue when a purchase order has been received, the product has been shipped, the sales price is fixed or determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty. Also included in revenue are shipping and handling charges billed to our customers.

     As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with strong demand occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. Although we did not experience a sequentially down quarter after the second quarter holiday season of fiscal 2001, there is no guarantee that we will repeat this performance next year. In addition, we expect that demand for our products will decline in our first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001 due to slower consumer spending during the summer months, particularly in Europe. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

     Revenue grew to $123.8 million during the third quarter of fiscal 2001 from $34.3 million during the third quarter of fiscal 2000. Revenue for the nine months ended March 31, 2001 was $310.0 million, compared with $50.1 million during the nine months ended April 1, 2000. Shipping and handling charges represented $419,000 and $1.2 million of revenue during the three and nine months ended March 31, 2001, respectively, and $932,000 and $1.5 million during the three and nine months ended April 1, 2000, respectively. The increase in revenue between both periods was primarily due to three factors:

     - We expanded our distribution channels. Our first product shipments began during the second quarter of fiscal 2000, and were only for orders received through our Web site. Toward the end of the third quarter of fiscal 2000 we began selling our products through select retailers. During the following four quarters we added additional retailers, distributors and e-commerce partners throughout the United States.

     - We entered into a number of international markets. During the fourth quarter of fiscal 2000 and the first three quarters of fiscal 2001, we launched our products in Asia Pacific, Canada, Europe, Japan and the Middle East. As a result of this global expansion, revenue outside North America represented 19.4% of revenue during the three months ended March 31, 2001 and 18.8% of revenue during the nine months ended March 31, 2001, while revenue during the same periods of the previous fiscal year was entirely from North America.

     - We added several new products to our Visor family of handheld computers during the second and third quarters of fiscal 2001, including Visor Prism, Visor Platinum, and our most recently announced product, Visor Edge.

     Cost of revenue. Cost of revenue consists primarily of materials, labor, royalty expenses, warranty expenses and shipping and handling. Cost of revenue was $84.4 million during the quarter ended March 31, 2001 and $212.2 million during the nine months ended March 31, 2001, compared with $23.3 million and $34.2 million recorded during the three and nine months ended April 1, 2000, respectively. These increases are attributable to an increase in revenue. Shipping and handling costs represented $1.8 million and $5.7 million during the three and nine months ended March 31, 2001 and $965,000 and $1.6 million of the cost of revenue during the three and nine months ended April 1, 2000, respectively. Cost of revenue excluding amortization of deferred stock compensation resulted in a gross margin of 31.8% and 31.5% during the three and nine months ended March 31, 2001, compared with 32.0% and 31.8% during the three and nine months ended April 1, 2000, respectively. The slight decrease in gross margins between the comparable three and nine month periods is due primarily to a larger percentage of our revenue being generated from retail channels versus our Web site, partially offset by our introduction of products with higher average sales prices during the second and third quarters of fiscal 2001. We expect our gross margins to fluctuate in the future due to channel mix, competitor pricing actions, new product introductions and seasonal effects. We also expect our gross margins to decline during the fourth quarter of fiscal 2001 due primarily to pricing pressure resulting from Palm reducing prices on some of its older devices.

     Research and development. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of materials and software used in product development. Research and development expenses increased to $7.1 million during the quarter ended March 31, 2001 from $2.1 million during the quarter ended April 1, 2000, and to $16.8 million during the nine months ended March 31, 2001 from $6.7 million during the nine months ended April 1, 2000. These increases were primarily associated with the hiring of personnel devoted to the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of promotional and advertising costs, salaries and related expenses, customer and technical support, accounting and administrative expenses, costs for legal and professional services and general corporate expenses. Selling, general and administrative expenses increased to $39.0 million during the three months ended March 31, 2001 from $13.5 million during the same period of the previous fiscal year, and to $107.5 million during the nine months ended March 31, 2001 as compared with $23.9 million in the same period of the previous fiscal year. These increases reflect the additional costs and expenses relating to the overall expansion in the Company's level of operations, including increased sales and marketing activities for the Company's products and growth in the number of the Company's employees from 80 at January 1, 2000 to 414 at March 31, 2001. In addition, the nine months ended March 31, 2001 included expenses for selected promotional programs that occurred during the holiday season.

     In-process research and development. In connection with the acquisition of BlueLark, we recorded a $12.2 million charge for in-process research and development during the third quarter of fiscal 2001 for projects that had not reached technological feasibility and had no alternative future use.

     An independent valuation was performed to assist the Company in determining the fair value of the total purchase price to allocate to the assets acquired and liabilities assumed from BlueLark, including in-process research and development. The amount allocated to in-process research and development was determined by assessing the stage and expected date of completion of the research and development efforts at the acquisition date, and calculating the net present value of cash flows expected to result from the new technology. The estimated net present value of cash flows took into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. These cash flows included the after-tax effects of future revenues, cost of revenues, operating expenses, working capital charges, and expenditures for capital and intangibles. Both the estimated stage of completion and the discount rate used to calculate the net present value factored into account the uncertainty surrounding the successful deployment of the new technology resulting from the in-process research and development effort.

     Amortization of deferred stock compensation and intangibles. We recognized $8.3 million of amortization of deferred stock compensation and intangibles during the quarter ended March 31, 2001 compared with $17.0 million during the quarter ended April 1, 2000, and $24.9 million during the nine months ended March 31, 2001 compared with $26.4 million during the same period of the previous fiscal year. This amortization is primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

     As part of the acquisition of BlueLark, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles are being amortized on a straight-line basis over three years.

     Future amortization of deferred stock compensation and intangibles is estimated to be $32.8 million, $20.2 million, $8.4 million, and $1.4 million for the fiscal years ending 2001, 2002, 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

     Interest and other income, net. Interest and other income, net increased to $748,000 during the quarter ended March 31, 2001 from $149,000 during the same period of the previous fiscal year, and increased to $7.1 million during the nine months ended March 31, 2001 from $337,000 during the same period of the previous fiscal year. The primary reason for the increase during these periods was the interest income earned on the proceeds received from our initial public offering in June 2000, and the subsequent exercise of the underwriter's over-allotment in July 2000.

     At March 31, 2001 we held commercial paper issued by PG&E with a maturity date of February 20, 2001 and a face value of $7.0 million. Although we are evaluating all alternatives to recover this investment in full, as a result of PG&E's recent bankruptcy filing we have reserved a portion of this investment. This reserve partially offset the interest income earned on our other investments during the quarter and the nine months ended March 31, 2001.

     Income Tax Provision. Provision for income taxes increased from zero during the three and nine months ended April 1, 2000 to $750,000 during the three months ended March 31, 2001 and $2.3 million during the nine months ended March 31, 2001. The provision for income taxes consists of foreign taxes which were provided for when we generated our first international revenues during the fourth quarter of fiscal 2000. No provision for federal and state income taxes has been recorded because we have experienced significant net losses, which have resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a full valuation allowance for all deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on June 20, 2000, we funded our operations primarily from the sale of preferred stock, through which we raised net proceeds of $28.0 million. Net proceeds from the initial public offering and the exercise of the underwriter's over-allotment option were $184.9 million and $28.0 million, respectively. As of March 31, 2001 we had $159.3 million in cash and cash equivalents and short-term investments compared with $196.5 million at July 1, 2000. The decrease was mainly attributable to a long-term investment made in connection with the Company's operating lease for its new corporate headquarters during the third quarter of fiscal 2001, offset in part by the net proceeds received from the underwriters' exercise of their over-allotment option during the first quarter of fiscal 2001.

     During the nine months ended March 31, 2001 net cash provided by operating activities was $7.7 million, as compared with net cash used of $2.7 million during the nine months ended April 1, 2000. Net cash provided by operating activities during the nine months ended March 31, 2001 was attributable to an increase in current liabilities of $61.3 million due to the general increase in the level of operations during the period. This was offset by net losses of $58.8 million reduced by non-cash charges of $42.1 million representing depreciation, amortization of deferred stock compensation and intangibles, and the write off of in-process research and development associated with our acquisition of BlueLark Systems, Inc. In addition, we experienced a $17.1 million increase in accounts receivable, a $11.6 million increase in prepaid expenses and other current assets, and a $6.8 million increase in inventories balances during the period, respectively attributable primarily to our growth in revenue, prepayment of foreign taxes, and purchase of long lead-time, Handspring specific, product components. Net cash used in operating activities during the nine months ended April 1, 2000 was primarily attributable to our net loss of $40.8 million and increase in accounts receivable of $13.7 million, offset by the non-cash charge of $26.4 million for the amortization of deferred compensation and intangibles. This usage of cash was offset in part by an increase in current liabilities of $25.2 million.

     In February 2001, the Company entered into two operating lease agreements for its new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Rent obligations of $1.7 million per month are expected to commence during the second quarter of fiscal 2003, with annual increases determined in part by the Consumer Price Index. In conjunction with these lease transactions, the Company pledged a portion of its investment securities as collateral for specified obligations of the lessor under the leases. Under these new operating leases and the Company's other building lease agreements a total of $54.0 million was pledged as of March 31, 2001. This amount has been classified as a long-term investment in the accompanying condensed consolidated balance sheets. The pledged assets will be reduced upon completion of the Company's build-out obligation for its new corporate headquarters. In addition, the pledged assets may be further reduced if certain financial criteria are met.

     Net cash used for investing activities was $128.2 million during the nine months ended March 31, 2001, primarily due to purchases of available-for-sale securities of $202.0 million and purchases of investments of $51.3 million for collateral on our new operating lease and, to a smaller extent, purchases of property and equipment of $11.5 million. These uses of cash were partially offset by proceeds of $136.6 million received upon the sale and maturity of available-for-sale securities during the period. During the nine months ended April 1, 2000, investing activities provided net cash of $581,000 primarily due to $8.3 million of proceeds received from the sale and maturities of available-for-sale securities. This source of cash was largely offset by purchases of available-for-sale securities of $2.0 million, purchases of investments of $400,000 for collateral on an operating lease, and purchases of property and equipment of $5.4 million.

     At March 31, 2001 we held commercial paper issued by PG&E with a maturity date of February 20, 2001 and a face value of $7.0 million. Although we are evaluating all alternatives to recover this investment in full, as a result of PG&E's recent bankruptcy filing we have reserved a portion of this investment. In the event that we do not recover this investment in full, our cash equivalents would be reduced by the amount of principal then outstanding.

     Net cash provided by financing activities was $30.5 million during the nine months ended March 31, 2001 compared with $12.0 million during the nine months ended April 1, 2000. The $30.5 million provided by financing activities during the nine months ended March 31, 2001 resulted primarily from the underwriters of our initial public offering exercising their over-allotment to purchase 1,500,000 shares of common stock in July 2000 for net proceeds of $28.0 million. During the nine months ended April 1, 2000, the most significant component of cash provided by financing activities was $10.0 million of net proceeds that we received from the issuance of Series B preferred stock. In addition, we received proceeds of $2.7 million and $2.0 million from the issuance of common stock during the nine months ended March 31, 2001 and April 1, 2000, respectively.

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

FACTORS AFFECTING FUTURE RESULTS

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MIGHT LEAD TO REDUCED PRICES FOR OUR STOCK.

     Given our lack of operating history, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline. Factors that are likely to cause our results to fluctuate include the following:

     - uncertain economic conditions and declining consumer confidence;

     - increased competition from new devices such as those from Palm and Sony;

     - Palm's price reductions on older devices that could cause reduced sales of Handspring Visor products;

     - the timely introduction of new Handspring products by us and our competitors;

     - market acceptance of existing and future versions of our products and compatible Springboard modules;

     - fluctuations in manufacturing costs we pay to produce our handheld computers;

     - the seasonality of our product sales;

     - our success in developing and marketing products for the wireless voice and data markets;

     - the price of products that both we and our competitors offer; and

     - the mix of products that we offer.

A GENERAL DECLINE IN ECONOMIC CONDITIONS COULD LEAD TO REDUCED DEMAND FOR OUR PRODUCTS.

     The recent downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, we could see a significant decrease in the overall demand for our products that could harm our operating results. Moreover, frequent blackouts due to the energy crisis in California could harm the economy and put our productivity at risk.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MIGHT NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Our accumulated deficit as of March 31, 2001 was approximately $127.5 million. We had net losses of approximately $58.8 million for the nine month period ended March 31, 2001 and $40.8 million during the same period of the previous fiscal year. To date we have funded our operations primarily through product sales and the sale of equity securities. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation and intangibles, which will contribute to our net losses. As of March 31, 2001, we had a total of $37.9 million of deferred compensation and intangibles to be amortized. As a result, we expect to continue to incur losses for most of calendar year 2001. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

WE DEPEND HEAVILY UPON OUR LICENSE FROM PALM, INC. AND OUR FAILURE TO MAINTAIN THIS LICENSE COULD SERIOUSLY HARM OUR BUSINESS.

     We rely on technologies that we license or acquire from third parties, including Palm. Our failure to maintain these licenses could seriously harm our business. The Palm OS operating system is integrated with our internally-developed software and hardware, and is used to enhance the value of our products. Our license of the Palm OS operating system is critical to our Visor handheld computers. The license agreement was renewed in April 2001 and extends until April 2009. Upon expiration or termination of the Palm OS operating system license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following the expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. If we were not a licensee of the Palm OS operating system, we would be required to license a substitute operating system, which could be less desirable and could be costly in terms of cash and other resources. In the alternative, we could develop our own operating system, which would take considerable time, resources and expense, would divert our engineers' attention from product innovations and likely would not have the advantage of Palm OS operating system applications compatibility. In addition, there are limitations on our ability to assign the Palm license agreement to a third party. The existence of these license termination provisions and limitations on assignment may have an anti-takeover effect in that it could discourage competitors of Palm from acquiring us.

OUR BUSINESS COULD BE HARMED BY LAWSUITS THAT HAVE BEEN FILED OR MAY IN THE FUTURE BE FILED AGAINST PALM INVOLVING THE PALM OS OPERATING SYSTEM.

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

WE ARE HIGHLY DEPENDENT ON RETAILERS AND DISTRIBUTORS TO SELL OUR PRODUCTS, AND DISRUPTIONS IN THESE CHANNELS AND OTHER ADVERSE EFFECTS OF SELLING THROUGH RETAILERS AND DISTRIBUTORS WOULD HARM OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD COMPUTERS.

     We sell our products through retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices. We began using retailers in March 2000 when we entered into agreements with Best Buy, CompUSA and Staples, currently our three largest retail partners, to resell our products in their stores in the United States. Since that time we have added retailers or distributors in Asia Pacific, Canada, Europe, Japan and the Middle East. We have also added additional retail partners in the United States and recently entered into a distribution agreement with Ingram Micro focused on the enterprise market. We expect to add additional retailers and distributors worldwide as we continue to expand our business.

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

     - retailers and distributors may emphasize our competitors' products or decline to carry our products; and

     - conflicts may develop between the retail and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners.

     In addition, to the extent our revenues through the retail and distribution channel increase as a percentage of total revenues, our gross margins may decrease because sales through retailers and distributors typically are made at lower margins than sales through our Web site and by our e-commerce partners. A higher percentage of sales by retailers and distributors also could negatively impact our cash cycle.

A PORTION OF OUR REVENUE HAS BEEN DERIVED FROM SALES ON OUR WEB SITE AND SYSTEM FAILURES OR DELAYS HAVE IN THE PAST AND MIGHT IN THE FUTURE HARM OUR BUSINESS.

     A portion of our revenue is generated through our Web site. As a result, we must maintain and expand our computer systems and protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. In particular, any blackouts due to the energy crisis in California could put our productivity at risk or cause delay in our production timetables. Despite precautions we have taken and improvements that we have made, unanticipated problems affecting our systems have in the past and could in the future cause temporary interruptions or delays in the services we provide. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

OUR PRODUCTION COULD BE SERIOUSLY HARMED IF WE EXPERIENCE COMPONENT SHORTAGES OR IF OUR SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

     Our products contain components, including liquid crystal displays, touch panels, connectors, memory chips and microprocessors, that are procured from a variety of suppliers. We rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts that we provide. At various times, some of the key components for handheld computers have been in short supply due to high industry demand. Shortages of components would harm our ability to deliver our products on a timely basis.

     In addition, some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computer products would be seriously harmed.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

     The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to modify or improve our products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

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

IF WE ARE NOT SUCCESSFUL IN THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS, DEMAND FOR OUR PRODUCTS COULD DECREASE.

     We depend on our ability to develop new or enhanced products that achieve rapid and broad market acceptance. We may fail to identify new product opportunities successfully and develop and bring to market new products in a timely manner. In addition, our product innovations may not achieve the market penetration or price stability necessary for profitability. If we are unsuccessful at developing and introducing new products that are appealing to customers, our business and operating results would be negatively impacted.

     As the use of our Visor handheld computer and Springboard slot continue to evolve, we plan to develop additional complementary products and services as additional sources of revenue are available. Accordingly, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. For example, during the quarter ending December 30, 2000 we began selling VisorPhone, our GSM cell phone module that relies on a wireless infrastructure, and during the quarter ending March 31, 2001 we completed the acquisition of BlueLark Systems, Inc., a provider of software designed to deliver content and services to mobile handheld devices. If we fail to further develop and commercialize these or other products or services successfully, our business would be harmed.

IF SPRINGBOARD MODULES FOR OUR VISOR HANDHELD COMPUTER ARE NOT SUCCESSFULLY DEVELOPED AND MARKETED, DEMAND FOR OUR PRODUCTS MAY BE LIMITED.

     To differentiate our products from competitors and attract large numbers of consumer purchasers of our products, we and third parties need to continue to develop compelling Springboard modules for our Visor handheld computer. We may also need to assist in marketing and distributing Springboard modules on behalf of third party developers who may not have the financial means and distribution network to do so on their own. If we or Springboard module developers fail to anticipate market needs in a timely manner, or if there is not a successful distribution outlet for the sale of Springboard modules, demand for our Visor handheld computer may diminish.

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

     The demand for our products depends on many factors and is difficult to forecast. We experienced product shortages when we first introduced our Visor handheld computer because we underestimated initial demand. Demand for our products will be more difficult to forecast with multiple products and increased competition. Significant unanticipated fluctuations in demand could cause problems in our operations.

     If demand does not develop as expected, we could have excess production resulting in excess finished products and components and may be required to incur excess and obsolete inventory changes. We have limited capability to reduce manufacturing capacity once a purchase order has been placed, and we could incur cancellation charges or other liabilities to our manufacturing partners if we cancel or reschedule purchase orders. Moreover, if we reduce manufacturing capacity, we would incur higher per unit costs based on smaller volume purchases.

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

     We depend on third-party manufacturers to produce sufficient volume of our handheld devices, modules and accessories in a timely fashion and at satisfactory quality levels. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. We currently have manufacturing agreements with Flextronics, Solectron and Option under which we order products on a purchase order basis in accordance with a forecast. The absence of dedicated capacity under our manufacturing agreements means that, with little or no notice, our manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices. If they were to stop manufacturing our devices, it could take from three to six months to secure alternative manufacturing capacity and our results of operations could be harmed. In addition, if our manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our results of operations could suffer.

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

THE SUCCESS OF VISORPHONE, AND OTHER VOICE AND DATA ENABLED DEVICES THAT WE MAY DEVELOP IN THE FUTURE, IS DEPENDENT ON OUR ABILITY TO EVOLVE OUR BUSINESS BEYOND TRADITIONAL HANDHELD COMPUTERS, AND EFFECTIVELY MARKET AND SELL SUCH PRODUCTS IN A BROADER, MORE COMPETITIVE MARKET.

     During the quarter ended December 30, 2000 we introduced the VisorPhone, a Springboard expansion module that allows a Visor to be used as a GSM mobile telephone. Our sales of VisorPhone have been modest to date. During our third fiscal quarter, we expanded service activation for VisorPhone to include VoiceStream Wireless and Powertel in addition to Cingular. We also started to sell VisorPhone on regional basis through Staples', Best Buy's and Cingular's retail stores. In addition, we are working on programs to enhance VisorPhone's data capabilities and to sell the product in Europe. The success of this product is highly dependent on these new initiatives and our failure to improve sales of this product would adversely affect our business.

     Entering the voice and data market presents many significant risks and uncertainties as we expand our business beyond traditional handheld computers, including our need to develop additional marketing and engineering expertise and establish appropriate relationships with the wireless carriers on reasonable terms. The success of VisorPhone, and other voice and data enabled devices that we may develop in the future, would be impaired if we are not able to evolve our business to effectively compete in this broader market.

WE FACE SEASONALITY IN OUR SALES, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

     As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with strong demand occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. Although we did not experience a sequentially down quarter after the second quarter holiday season of fiscal 2001, there is no guarantee that we will repeat this performance next year. In addition, we expect that demand for our products will decline in our first fiscal quarter of 2002 compared to the fourth fiscal quarter of 2001 due to slower consumer spending during the summer months, particularly in Europe. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

OUR FAILURE TO DEVELOP BRAND RECOGNITION COULD LIMIT OR REDUCE THE DEMAND FOR OUR PRODUCTS.

     We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our handheld computer products. Some of our competitors and potential competitors have better name recognition and powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts, our ability and the ability of third party developers to deliver Springboard modules, software and accessories that are engaging to our users and our ability to provide high quality support. To promote our brand, we expect to continue our marketing expenditures and financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

     The market for handheld computing and voice and data communication products is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

     - other Palm OS operating system licensees, including IBM, Kyocera, Nokia, Samsung and Sony;

     - Research In Motion Limited, a provider of devices and services that enable wireless email, instant messaging and Internet connectivity; and

     - Smart phones manufactured by Kyocera, Ericsson, Motorola, Nokia and other handset producers.

     We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could result in price reductions, fewer customer orders, reduced market acceptance of our products, reduced gross margins and loss of market share.

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

OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE TO OUR REPUTATION, AS WELL AS LOST REVENUES, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

     Our handheld computers and Springboard modules are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly changing handheld computing and communications market. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. In the future, we may experience delays in releasing new products as problems are corrected. From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, some undetected errors or defects may only become apparent as new functions are added to our handheld computers through the use of future Springboard modules. Currently, consumers that purchase through our Web site may return their handheld computers for any reason within 30 days after purchase. In addition, we warrant that our hardware will be free of defects for one year after the date of purchase. Delays, costs and damage to our reputation due to product defects could harm our business.

OUR PRODUCTS ALSO COULD BE AFFECTED BY VIRUSES AND SECURITY RISKS.

     There have been reports of computer viruses and security risks impacting handheld device operating systems and wireless networks. It is possible that these viruses and security risks may become more prevalent, particularly as handheld computers and communication devices are more commonly used for wireless applications that facilitate the sharing of files and other information. Such viruses and security risks, and their attendant publicity, may adversely impact sales of our products.

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

IF WE FAIL TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED EMPLOYEES, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN WOULD BE COMPROMISED.

     Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. Further, when our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. In order to help retain employees, we are in the process of implementing a program pursuant to which we will grant new options to existing employees on an ongoing basis where the size of each grant will be determined based on performance and grade level. The first grant under this program will also take into consideration the extent to which the employee's existing options are at an exercise price above market price. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

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

     Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling Transactions" and "System for Handling Transactions Including a Portable Personal Terminal" (the "patents in suit"). We filed an answer on April 30, 2001, denying NCR's allegations and asserting counterclaims for declaratory judgments that Handspring does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. We believe that the claims are without merit and intend to defend vigorously against them.

     We may in the future receive other notices of claims that our products infringe or may infringe intellectual property rights. Any litigation to determine the validity of such claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot assure that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     We now sell our products in Asia Pacific, Canada, Europe, Japan and the Middle East in addition to the United States. We expect to enter additional international markets over time. If our revenue from international operations increases as a percentage of our total revenue, we will be subject to increased exposure to international risks. In addition, the facilities where our Visor handheld computers are, and will be, manufactured are located outside the United States. A substantial number of our material suppliers also are based outside of the United States, and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

     - changes in foreign currency exchange rates;

     - development risks and expenses associated with customizing our products for local languages;

     - difficulty in managing widespread sales and manufacturing operations;

     - potentially negative consequences from changes in tax laws;

     - trade protection measures and import or export licensing requirements;

     - less effective protection of intellectual property; and

     - changes in a specific country's or region's political or economic conditions, particularly in emerging markets.

WE MAY PURSUE STRATEGIC ACQUISITIONS AND WE COULD FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

     In February 2001, we completed the acquisition of BlueLark Systems, Inc. We expect to evaluate future acquisition opportunities that could provide us with additional product or services offerings, technologies or industry expertise. Integration of acquired companies may result in problems relating to integrating technology and management teams. Management's attention may also be diverted away from other business issues and opportunities while focusing on the acquisitions. If we fail to integrate the operations, personnel or products that we may acquire in the future, our business could be materially harmed.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

     The market price of our common stock has been and is likely to continue to be subject to wide fluctuations, particularly given that securities of technology-related companies are typically volatile and only a small portion of our outstanding shares currently are publicly traded. Our stock price fell below our initial public offering price for the first time this quarter.

     Among the factors that could affect our stock price are:

     - quarterly variations in our operating results;

     - changes in revenues or earnings estimates or publication of research reports by analysts;

     - speculation in the press or investment community;

     - reactions to events that affect other companies in our industry, particularly Palm, even if these events do not directly affect us;

     - actions by institutional stockholders;

     - negative developments in the market for technology related stock or the stock market in general; and

     - domestic and international economic factors unrelated to our performance.

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

PROVISIONS IN OUR CHARTER DOCUMENTS MIGHT DETER A COMPANY FROM ACQUIRING US.

     We have a classified board of directors. In addition, our stockholders are unable to call special meetings of stockholders, to act by written consent, or to remove any director or the entire board of directors without a super majority vote or to fill any vacancy on the board of directors. Our stockholders must also meet advance notice requirements for stockholder proposals. Our board of directors may also issue preferred stock without any vote or further action by the stockholders. These provisions and other provisions under Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. We maintain a portfolio of short-term and long-term investments consisting mainly of fixed income securities with an average maturity of less than one year. These securities may fall in value if interest rates rise and if liquidated prior to their maturity dates. We have the ability to hold our fixed income investments until maturity, and therefore we do not anticipate our operating results or cash flows to be significantly affected by any increase in market interest rates. We do not hedge interest rate exposures.

     Foreign Currency Exchange Risk. Revenue and expenses of our international operations are denominated in various foreign currencies and, accordingly, we are subject to exposure from movements in foreign currency exchange rates. In March 2001, we began utilizing derivative financial instruments to manage this type of foreign currency exchange risk. We do not use derivative financial instruments for speculative or trading purposes.

     The company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward contracts are largely offset by the underlying transactions' exposure and, consequently, a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows.

     We do not currently hedge the foreign currency exposure that results from the translation of foreign subsidiary financial statements into U.S. dollars in consolidation, nor do we currently hedge any anticipated or firmly committed transaction. We intend to asses the need to utilize financial instruments to hedge these types of foreign currency exposures on an ongoing basis. The company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising from our operations. On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling Transactions" and "System for Handling Transactions Including a Portable Personal Terminal" (the "patents in suit"). The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR's allegations and asserting counterclaims for declaratory judgments that Handspring does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. We believe that the claims are without merit and intend to defend vigorously against them.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (File No. 333-33666) related to our initial public offering was declared effective by the SEC on June 20, 2000. A total of 11,500,000 shares of our Common Stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $212.9 million. We have used, and expect to continue to use, the net proceeds for general working capital. Funds not used for general working capital are invested in available-for-sale, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     William E. Kennard, former Chairman of the Federal Communications Commission, was elected to the Board of Directors of the Company effective as of April 9, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
          10.20    Lease Agreement (Building 2) between Registrant and M-F
                   Downtown Sunnyvale, LLC, dated as of February 14, 2001++
          10.21    Lease Agreement (Building 3) between Registrant and M-F
                   Downtown Sunnyvale, LLC, dated as of February 14, 2001++
          10.22    Standby Letter of Credit (Building 2, Security Deposit)
                   between Registrant and Wells Fargo Bank, National
                   Association
          10.23    Standby Letter of Credit (Building 2, Tenant Improvements)
                   between Registrant and Wells Fargo Bank, National
                   Association
          10.24    Standby Letter of Credit (Building 3, Security Deposit)
                   between Registrant and Wells Fargo Bank, National
                   Association
          10.25    Standby Letter of Credit (Building 3, Tenant Improvements)
                   between Registrant and Wells Fargo Bank, National
                   Association

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
          10.26    Form of Addendum to Standby Letter of Credit between
                   Registrant and Wells Fargo Bank, National Association
          10.27    Securities Account Control Agreement among Registrant, Wells
                   Fargo Bank, National Association, acting through its
                   Investment Group, and Wells Fargo Bank, National
                   Association, acting through its Peninsula Technology RCBO
                   Office, dated as of February 16, 2001
          10.28    Security Agreement between Registrant and Wells Fargo Bank,
                   National Association, dated as of February 16, 2001
          10.29    Addendum to Security Agreement between Registrant and Wells
                   Fargo Bank, National Association, dated as of February 16,
                   2001

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

Date: May 4, 2001                         HANDSPRING, INC.

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

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            EXHIBIT TITLE
    -------                           -------------
     10.20     Lease Agreement (Building 2) between Registrant and M-F
               Downtown Sunnyvale, LLC, dated as of February 14, 2001++
     10.21     Lease Agreement (Building 3) between Registrant and M-F
               Downtown Sunnyvale, LLC, dated as of February 14, 2001++
     10.22     Standby Letter of Credit (Building 2, Security Deposit)
               between Registrant and Wells Fargo Bank, National
               Association
     10.23     Standby Letter of Credit (Building 2, Tenant Improvements)
               between Registrant and Wells Fargo Bank, National
               Association
     10.24     Standby Letter of Credit (Building 3, Security Deposit)
               between Registrant and Wells Fargo Bank, National
               Association
     10.25     Standby Letter of Credit (Building 3, Tenant Improvements)
               between Registrant and Wells Fargo Bank, National
               Association
     10.26     Form of Addendum to Standby Letter of Credit between
               Registrant and Wells Fargo Bank, National Association
     10.27     Securities Account Control Agreement among Registrant, Wells
               Fargo Bank, National Association, acting through its
               Investment Group, and Wells Fargo Bank, National
               Association, acting through its Peninsula Technology RCBO
               Office, dated as of February 16, 2001
     10.28     Security Agreement between Registrant and Wells Fargo Bank,
               National Association, dated as of February 16, 2001
     10.29     Addendum to Security Agreement between Registrant and Wells
               Fargo Bank, National Association, dated as of February 16,
               2001

---------------
++ Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.