Form 10-K405
period 2001-06-30
HANDSPRING INC
filed 2001-09-28
CIK 1091822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

Commission File No. 0-30719

Handspring, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0490705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

189 Bernardo Avenue

Mountain View, CA 94043
(Address of Principal Executive Offices, including Zip Code)

(650) 230-5000

(Registrant’s telephone number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $111,600,000 as of August 31, 2001, based upon the closing price on the Nasdaq National Market reported for such date. The Registrant has not issued any non-voting stock.

      The Registrant’s definitive Proxy Statement for the Annual Meting of Stockholders to be held on November 14, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

HANDSPRING, INC.

2001 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.      Business

      We may make statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in “Factors Affecting Future Results” and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report.

Overview

      We are a leading provider of handheld computers. Our first major product, the Visor Deluxe, shipped in October 1999 and since that time we have shipped over two million units worldwide. Today we offer a full product family of Visor handheld computers for a broad range of markets and consumers.

      The Visor handheld computer is an electronic organizer that is enhanced by an open expansion slot, which we refer to as our Springboard platform, which provides a simple and easy method for adding hardware and software applications. Today, there are over 60 Springboard modules commercially available including: communication applications, such as a mobile telephone and a 802.11b wireless modem; productivity tools, such as expanded memory and powerful financial and graphing calculators; consumer applications, such as a MP3 player, a digital camera and a global positioning system receiver; and content, such as books and games.

      Looking forward, we believe that the future of handheld computing will be focused on integrated wireless devices offering voice, data and email together with personal information management. We refer to these devices as wireless communicators.

      To date, we have offered three types of wireless communication solutions. First, we brought to market VisorPhone, a compact Springboard module that combines GSM voice and data capabilities with the benefits of handheld computing. Second, through our acquisition of BlueLark Systems, we have made available to end users and licensed to other companies the Blazer Web browser that enables handheld computers to quickly access a wide range of Web sites, not just those designed for mobile content. Third, we have collaborated with third-party developers to introduce a broad array of wireless communication Springboard modules that offer email, Internet, instant messaging and voice capabilities.

      We believe that continued product innovation will be the key to our success in the emerging wireless communicator market. The challenge will be to combine software, hardware and communications functionality in compelling products that both meet the needs of wireless carriers and offer a superior experience to end user customers.

Products and Services

      Handheld Organizers. We sell a family of Visor handheld, expandable computers. We have introduced Visor handheld computers in English, French, Italian, German, Spanish and Japanese. The Visor series uses the Palm OS operating system that we license from Palm, which allows the Visors to run built-in organizer applications, including an address book, date book, to-do list, memo pad, calculator and expense system. We also have internally developed a number of proprietary software features for the Visor such as an enhanced date book, an advanced calculator and a world clock. In our more recent models, we offer a fast lookup and silent alarm feature.

      Our Visor handheld computers are expandable through our proprietary Springboard expansion platform, which allows users to quickly and easily add hardware and software applications through a Springboard module to customize the functions of their Visor. There are currently over 60 Springboard modules available that extend the Visor’s capabilities into such areas as communications, productivity, memory and storage, multimedia, travel and leisure, games and sports, and eBooks.

      Our Visors are compatible with thousands of software applications developed for the Palm OS operating system. These applications can be installed through the docking cradle, over the Internet or through infrared transmission from another device.

      Each Visor includes a stylus writing utensil, Palm’s Graffiti text input software, an infrared transceiver and a backlit display. The Visor’s docking cradle, together with bundled HotSync desktop synchronization software, allows customers to easily and quickly synchronize, or exchange, data between the Visor and their Microsoft Windows or Macintosh computer. A microphone is included in each Visor, allowing customers to use communications modules.

      Our Visor handheld computers are available in the following six different models ranging in price from $169 to $399:

Visor Pro: Introduced in September 2001, Visor Pro is an expandable handheld computer with 16MB of memory and a 33MHz processor, the fastest Palm OS processor currently available. Visor Pro has a rechargeable lithium ion battery that charges in the cradle that accompanies the product. The product has a backlit monochrome display and silver casing. The product is designed to provide memory capacity and high performance for business professionals and other users of memory and processor intensive applications.

Visor Neo: Introduced in September 2001, Visor Neo is our new entry-level, expandable handheld computer with 8MB of memory and a 33MHz processor. Visor Neo requires two AAA alkaline batteries. The product has a backlit monochrome display and comes in a choice of three colors: smoke, red and blue. Visor Neo is designed for students, young professionals and first-time handheld owners.

Visor Edge: Introduced in March 2001, Visor Edge is an extremely thin, expandable handheld computer in a sleek, lightweight metal casing. It has 8MB of memory, a 33MHz processor and a rechargeable lithium ion battery. The product has a backlit monochrome display and comes in a choice of three metallic colors: silver, red and blue. The product also features a detachable Springboard slot that slides onto the back of the product. The detachable slot gives users the option of using the Springboard expansion platform as needed while offering the benefits of a slim design when modules are not in use. Visor Edge appeals to customers who desire both performance and a stylish design in a handheld computer.

Visor Prism: Introduced in October 2000, Visor Prism is our first product with a color display. It features a 16-bit active matrix color display that can show over 65,000 colors. Like all Visors, Visor Prism offers expansion capability through the Springboard expansion slot. Visor Prism has 8MB of memory, a 33MHz processor and a rechargeable lithium ion battery. Visor Prism is well suited for users who want to take advantage of applications and Springboard modules that operate best with a high quality color display such as digital cameras, global positioning systems, Internet browsers and game software.

Visor Platinum: Introduced in October 2000, Visor Platinum is an expandable handheld computer with 8MB of memory and a 33MHz processor. Visor Platinum has a backlit monochrome display and requires two AAA alkaline batteries.

Visor Deluxe: Introduced in October 1999, Visor Deluxe is our best selling product to date. Visor Deluxe includes 8MB of memory, a 16MHz processor, and a backlit monochrome display and is available in five colors: ice, green, blue, orange and graphite.

      Springboard Modules. The Springboard platform consists of an expansion slot for our Visor handheld computers that provides an easy and elegant way to add hardware and software applications. The Springboard expansion slot offers “plug and play” operation with the following features:

•	the “open face” design of the slot provides an intuitive and robust mechanism for effortless insertion and removal of modules;

•	the software required to run a module is contained within the module itself and can install and run automatically, relieving the user from the burden of installing special software in order to use a module; and

•	in most module designs, the software is automatically uninstalled when the module is removed, which reduces the opportunity for conflict with other software and frees up memory for other purposes.

      We provide developers with open access to underlying technical information regarding our products and the Springboard platform, including a royalty free online license to our Handspring Development Kit. As of August 31, 2001, more than 11,000 developers have registered with Handspring to receive technical and marketing information.

      Today there are over 60 Springboard modules available that extend the Visor’s capabilities into such areas as communications, productivity, memory and storage, multimedia, travel and leisure, games and sports, and eBooks. A sampling of these modules is set forth below:

Product Name	Description	Developer

COMMUNICATIONS
VisorPhone	GSM based mobile telephone	Handspring
Sprint PCS Wireless Web Digital Link or SB3000	CDMA based mobile telephone	Sprint/AirPrime
SpringPort Wireless Ethernet Module	Wireless module for connecting to corporate networks using the 802.11b standard	Xircom (an Intel company)
Wristband Thinmodem Plus	Modem with email and Web browsing applications	Card Access
OmniSky Minstrel Wireless Modem	Enables wireless access to email, corporate networks and the Web via the Cellular Digital Packet Data network	OmniSky/ Novatel
Portsmith Ethernet Cradle	Ethernet Cradle that connects a Visor to an enterprise’s internal network	Portsmith

PRODUCTIVITY
Presenter-to-Go	Connects a Visor to a digital projector to make high-resolution color presentations	Margi Systems
PowerOne Finance and Graph	Financial and graphing calculators	Infinity Softworks
DbNow Deluxe	Database manager	PocketExpress

MEMORY AND STORAGE
16MB Step-Up Flash Memory Module	Extra memory to allow storage of upwards of 400 standard Palm OS applications	PalmGear
MemPlug SM	Allows Visor user to add standard memory cards	Portable Innovation Technology
Flash Plus	Allows Visor users to utilize Compact Flash cards to store and retrieve databases and applications	InnoPocket

Product Name	Description	Developer

MULTIMEDIA
eyemodule2 Digital Camera	VGA resolution color digital camera	Handspring/ Ideo
MiniJam MP3 Player	MP3 player and voice recorder	Innogear
My-Vox Digital Voice Recorder	Voice recorder	Shinei

TRAVEL AND LEISURE
SkyGolf GPS	Navigation device optimized for golf courses	SkyHawke
Step Keeper	Pedometer	Hagiwara Sys-Com
Lonely Planet CitySync USA Travel
Guides	Travel guides	Lonely Planet

GAMES, SPORTS AND EBOOKS
Audible Advisor	Audible.com content player	Card Access
PDR 2001	Medical reference guide	Franklin Electronics’ Publishers
Tiger Woods PGA Golf Tour	Golf game	Electronic Arts

      VisorPhone. VisorPhone is a compact Springboard module that combines GSM voice and data capabilities with the benefits of handheld computing and brings two mobile products together into one. VisorPhone’s integrated software takes advantage of the easy-to-use Visor interface to make functions such as conference calling, caller ID, programming, speed-dialing numbers, detailed call history and standard dialing functions fast and intuitive. The simple user interface of the VisorPhone also allows people to utilize the advanced capabilities of the GSM network.

      While the primary function of VisorPhone is making and receiving phone calls, it is also designed to be used for data functions, such as short message service (SMS) which allows users to create text messages, and as a modem for any “connected” Palm OS application, including browsers, email and instant messaging clients. We have optimized VisorPhone for data communications by adding a suite of wireless applications to the VisorPhone package, including our Blazer Web browser, Yahoo! Messenger, JP Mobile One-Touch Mail and Electric Pocket’s BugMe! Messenger.

      While VisorPhone sales have been modest, we have learned a great deal from this product. In particular, the development and introduction of VisorPhone has increased our technical expertise in the areas of radio frequency design and shielding, speaker quality, data transmission over voice networks and user interface requirements. In addition, our sales and marketing efforts related to VisorPhone have helped us build relationships with wireless carriers and to better understand their specific product and end user customer needs. Our experience with VisorPhone will facilitate our efforts to develop and sell wireless communicators in the future.

      Blazer. Blazer is a Palm OS Web browser that enables handheld computers to quickly access a wide range of Web sites, not just those designed for mobile content. Blazer is built on our BlueSky proxy technology, which optimizes Internet content for viewing regardless of origin. For example, Blazer can optimize and display content that utilizes the HTML, WAP (WML/HDML), or cHTML (iMode) standards. Blazer also offers built-in content streaming and progressive rendering that allows the user to immediately begin viewing content while the rest of the requested site is downloaded.

      The Blazer browser enhances the functionality of any Palm OS-based handheld computer equipped with a wireline or wireless modem. With such a solution, our Blazer QuickStart page, powered by MSN Mobile, provides users with one-touch access to news, stock quotes, driving directions, weather and other Web content. Search capability provided by Google enables Blazer users to conduct fast, accurate Web searches. Blazer also incorporates encryption technology from Certicom to support access to secure Web sites.

      Blazer is bundled with VisorPhone and also is available for download for $19.95 through our software distribution partners Handango and PalmGear. We also have licensed Blazer to OmniSky, Sprint and Xircom, an Intel company. OmniSky offers a wireless email and Internet service for a variety of Palm OS and Pocket PC handheld computers and uses Blazer to enhance its wireless Internet browsing experience. Sprint plans to offer Blazer as part of its wireless telecommunication service that enables its customers to access and navigate the Internet. Xircom distributes Blazer along with its SpringPort 802.11b Springboard module.

      Accessories. We offer a full line of accessories for our products. For example, we sell a selection of cases, a variety of stylus packs, a snap-on joystick for handheld game applications and a line of clothing and travel bags displaying the Handspring name and logo. In addition, third parties offer accessories for our products, such as the GoType! keyboard from Landware and the Stowaway portable keyboard from Targus.

Sales and Marketing

      We sell our products through distribution, retail and online partners in the United States, Asia-Pacific, Canada, the Middle East and Europe and through our own Web site at handspring.com. Our largest retailers are Best Buy, Staples and Wynit (which distributes to CompUSA), which accounted for 14%, 13% and 10%, respectively, of total worldwide revenue during fiscal 2001.

      Handspring.com is a major site for buying our products on the Internet. The site also includes links to various third-party module vendors and to Web stores run by PalmGear and Widget where our customers can purchase Springboard expansion modules and Visor accessories. We have provided customers the ability to register for ongoing communications with us via an e-newsletter and we enable customers to register their product purchases on our Web site.

      Going forward, we will need to develop strong relationships with wireless carriers in both the United States and other countries if we are to successfully introduce our wireless communicator products. To date, we have worked closely with VoiceStream Wireless and Cingular Wireless in connection with VisorPhone, as well as with Sprint, which has licensed our Blazer browser.

      Our sales and marketing efforts have been primarily focused on the broad consumer market consisting of individuals who purchase handheld computers for their personal or business use. As our products are designed to provide our customers with simple, intuitive solutions for their computing, communication, information and entertainment needs, we believe we have been successful in selling our products to customers beyond technology enthusiasts and business professionals.

      We also have begun to serve the emerging enterprise and education markets. We have appointed Ingram Micro to focus on the enterprise market and they now distribute our products through more than 600 enterprise-focused resellers. We also have completed a number of direct enterprise sales where specific Springboard modules, such as the SpringPort 802.11b wireless module, have differentiated our Visor line and offered the enterprise a complete solution. In the education market, we have appointed D&H Distributing to promote our Visor line on college campuses.

      We believe that there is an opportunity to expand our market presence through bundling arrangements and private label partnerships. For example, Franklin Covey is now bundling Visor handhelds as part of their time management solution. Similarly, both Dell Computer and Apple Computer have included Visor handheld computers with certain of their personal computer offerings.

      We believe that building brand awareness is important to our success. We have used a variety of marketing programs to build awareness of our products through mass-media advertising, targeted advertising, end user promotions, public relations campaigns, strategic promotional efforts and in-store retail merchandising.

Customer Service and Support

      We provide telephone-based customer support and technical support to our customers through outsource partners and through our Web site. Our retail and reseller partners provide first-line customer and technical support to their customers. We provide escalation service and support and technical training for our outsource providers and reseller partners. We generally sell our products with a one-year limited warranty and offer a supplemental extended warranty program.

      We currently outsource our repair services to Jabil. Jabil receives products at its Louisville, Kentucky facility from customers who need repair, provides replacement or repaired units to such customers and refurbishes devices for ongoing service repair stock.

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

      Technologies required to support product development are either created internally or licensed from outside providers. Our internal staff includes engineers of many disciplines, including software architects, electrical engineers, mechanical engineers, radio specialists, quality engineers, manufacturing process engineers and user interface design specialists. Once a project is initiated and approved, a multi-disciplinary team is created to complete the design of the product and transition it into manufacturing. In order to achieve our objective of being an innovative leader for handheld computing and wireless communications, we have parallel development teams working on multiple projects.

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

      We expect to continue to invest in developing new products, particularly in the area of wireless communicators. Our research and development expenditures totaled $23.6 million in fiscal 2001, $10.3 million in fiscal 2000 and $2.7 million during the period from July 29, 1998 (date of inception) to June 30, 1999. As of August 31, 2001, we had 93 people engaged in research and development activities.

Manufacturers and Suppliers

      All of our Visor handheld computers are currently manufactured on a purchase order basis either by Flextronics at its facilities in Malaysia or by Solectron at its facilities in Mexico. Flextronics and Solectron procure components and manufacture, assemble and test our products. VisorPhone was built in partnership with Option International of Leuven, Belgium. By outsourcing the manufacturing process, we are able to focus on our core competencies, including product development and design, minimize capital expenditures, rely on third parties with more manufacturing expertise than ourselves and avoid the need to find and maintain facilities for manufacturing operations.

      The components that make up our products are purchased from various vendors, including key suppliers such as Motorola, which supplies microprocessors, and Acura Tech Ltd., which supplies connector systems. Some of our components are currently supplied by sole or single source suppliers for which alternative sources have not been readily available in sufficient quantities or at an attractive cost. Power supply integrated circuits, microprocessors and some discrete components are examples of key components that are obtained from a sole or single source.

      We and our partners follow a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. In addition, we conduct periodic on-site audits of our manufacturing partners and key component suppliers.

      End-user direct customers place orders on our Web site or over the telephone. Retail sales orders are placed in our internal order processing system. All orders for handheld computers are transmitted to our fulfillment agent, Modus Media International. VisorPhone orders are transmitted to BrightPoint North America. Both of these fulfillment agents complete the pack-out process by assembling a finished goods box consisting of the applicable product, software and other assorted materials.

Competition

      The market for handheld computer products and wireless communicators is highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements than we can. They also may devote greater resources to the development, promotion and sale of their products than we do.

      We believe that the principal competitive factors affecting the market for handheld computers and wireless communicators are design, performance, expandability, price and brand. Factors that we believe will become increasingly important include wireless connectivity, email and instant messaging capabilities and voice integration. We believe that we compete favorably compared to many of our current competitors with respect to some or all of these factors.

      Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

•	Palm, from whom we license the Palm OS operating system;

•	licensees of the Microsoft’s PocketPC operating system for handheld devices such as Casio, Compaq and Hewlett-Packard;

•	licensees of Symbian EPOCH operating system for wireless communication devices such as Panasonic and Siemens;

•	other Palm OS operating system licensees, including Acer, Handera, Sony and Symbol;

•	smart phone manufacturers such as Ericsson, Kyocera, Motorola, Nokia and Samsung;

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity; and

•	a variety of start-up companies looking to compete in our current and future markets.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce sales and market acceptance of our products, cause intense price competition resulting in reduced gross margins and loss of market share. To be competitive, we must continue to invest significant resources in research and development as well as sales and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

Intellectual Property

      Our success depends in part upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trade secret, trademark, copyright and patent laws and contractual restrictions on disclosure to protect our intellectual property rights.

      We license various technologies from third parties that have been integrated into our products. We believe that licensing complementary technologies improves our products in an efficient manner, allowing us to focus on our core competencies. Our most significant license is of the Palm OS operating system from Palm. We also license conduit software from Chapura, Inc. which allows for synchronization with Microsoft

Outlook, encryption technology from Certicom for our Blazer browser and CDMA technology from QUALCOMM for wireless solutions. Our Palm OS operating system license requires the payment of royalties and maintenance and support fees to Palm. The license agreement extends until April 2009 and is non-exclusive.

Employees

      As of August 31, 2001, we had a total of 425 employees, of which 93 were in research and development, 50 were in manufacturing services, 153 were in marketing and sales, 47 were in customer relations and operations and 82 were in general and administrative. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements.

Item 2.      Properties

      Our headquarters are located in two leased office spaces in Mountain View, California. These buildings comprise an aggregate of approximately 86,400 square feet. The lease terms extend to August 2004 and June 2008. We also have approximately 28,900 square feet of additional office space in Mountain View subject to a lease that extends to May 2003. However, due to the reduction in our workforce in the first quarter of fiscal 2002, we are now seeking to sublease this space. In addition, we currently lease office space in Singapore, Japan, the United Kingdom, the Netherlands, Switzerland, France and Italy.

      In February 2001, we entered into two operating lease agreements for our new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. The two buildings are expected to be ready for occupancy in the second quarter of fiscal 2003.

      We believe our current office space is adequate to meet current requirements and suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations.

Item 3.      Legal Proceedings

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable.

      On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable.

      On August 13, 2001, Handspring and two of our officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring’s initial public offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with our underwriters in connection with our initial public offering. Neither Handspring nor our officers have responded to the complaints.

Item 4.      Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

      Market for Registrant’s Common Equity. Our common stock is traded on the Nasdaq National Market under the symbol “HAND.” The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq National Market since June 21, 2000, the date our common stock commenced trading:

Fiscal Year 2001	High	Low

Fourth Quarter	$18.35	$4.60

Third Quarter	$50.38	$9.88

Second Quarter	$99.31	$30.25

First Quarter	$81.25	$24.75

Fiscal Year 2000	High	Low

Fourth Quarter	$29.56	$22.38

      On August 31, 2001, there were 341 stockholders of record and over 35,000 beneficial holders.

      We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

      Use of Proceeds from Sales of Registered Securities. Our Registration Statement on Form S-1 (File No. 333-33666) related to our initial public offering was declared effective by the SEC on June 20, 2000. A total of 11,500,000 shares of our common stock were registered with the SEC with an aggregate registered offering price of $230 million, all of which shares were registered on our behalf. The offering commenced on June 20, 2000, and all shares of common stock being offered were sold for the aggregate registered offering price through a syndicate of underwriters managed by Credit Suisse First Boston Corporation; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Donaldson, Lufkin & Jenrette Securities Corporation; and U.S. Bancorp Piper Jaffray Inc.

      We paid to the underwriters underwriting discounts and commissions totaling $15.5 million in connection with the offering. In addition, we incurred additional expenses of $1.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounts to total expenses of $17.1 million. Thus the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $212.9 million. No offering expenses were made directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

      We have used and expect to continue to use, the net proceeds for general working capital. Funds not used for general working capital are invested in available-for-sale, interest-bearing, investment-grade securities.

Item 6.      Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The selected consolidated statement of operations data for the years ended June 30, 2001 and July 1, 2000, for the period from July 29, 1998 (date of inception) to June 30, 1999, and the selected consolidated balance sheet data at June 30, 2001 and July 1, 2000, are derived from our audited consolidated financial statements that have been included elsewhere in this annual report. The consolidated balance sheet data as of June 30, 1999 are derived from our audited balance sheet not included herein.

			Period From
			July 29, 1998
	Year Ended	Year Ended	(date of inception)
	June 30, 2001	July 1, 2000	to June 30, 1999

	(In thousands, except per share data)

Consolidated Statements of Operations Data:

Revenue	$370,943	$101,937	$—

Costs and operating expenses:

Costs of revenue	292,311	69,921	—

Research and development	23,603	10,281	2,738

Selling, general and administrative	145,132	42,424	2,451

In-process research and development	12,225	—	—

Amortization of deferred stock compensation and intangibles	32,830	40,077	3,646

Total costs and operating expenses	506,101	162,703	8,835

Loss from operations	(135,158)	(60,766)	(8,835)

Interest and other income, net	12,195	675	446

Loss before taxes	(122,963)	(60,091)	(8,389)

Income tax provision	3,000	200	—

Net loss	$(125,963)	$(60,291)	$(8,389)

Basic and diluted net loss per share	$(1.21)	$(1.77)	$(0.71)

Shares used in calculating basic and diluted net loss per share	103,896	34,015	11,772

	June 30, 2001	July 1, 2000	June 30, 1999

	(In thousands)

Consolidated Balance Sheet Data:

Cash, cash equivalents and investments	$201,760	$199,212	$13,917

Working capital	48,670	182,662	13,108

Total assets	253,235	230,472	15,631

Long-term liabilities, net of current portion	—	57	—

Redeemable convertible preferred stock	—	—	17,972

Total stockholders’ equity (deficit)	145,202	194,229	(3,616)

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We were incorporated in July 1998 to develop innovative handheld computers. Our goal is to become a global market leader in the handheld computing market which includes the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities.

      Shipments of our first Visor products began in October 1999 for orders received through our Web site. Today we sell our Visor line of handhelds through select distributors, retailers and e-commerce partners in the United States, Canada, Europe, Asia Pacific, Japan and the Middle East and through our Web site.

      Revenue is comprised almost entirely of sales of our handheld computer devices, modules and related accessories. Retail sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We take title at the point of transfer from the logistics partner to the common carrier. Title generally then transfers once the carrier has received the products. We recognize revenue when a purchase order has been received, the product has been shipped, the sales price is fixed or determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty.

      As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with strong demand occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. Although we did not experience a sequentially down quarter after the second quarter holiday season of fiscal 2001, there is no guarantee that this will be the case next year. In addition, we expect that demand for our products may sometimes decline during the summer months because of typical decreased consumer spending patterns during this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

      Significant accomplishments during fiscal 2001 included the following:

•	We introduced four major products: Visor Platinum, Visor Prism, VisorPhone and Visor Edge.

•	We continued to expand our distribution channels by adding new retailers, distributors and e-commerce partners.

•	We launched our products in new markets, including Australia, Canada, France, Italy, Korea, the Middle East, New Zealand and Spain.

•	We achieved revenue growth of 264% over the prior fiscal year, representing our first full year of product shipments versus nine months of shipping in the previous year.

•	We saw strong developer support for our Springboard expansion platform with over 60 Springboard modules shipping.

•	We acquired BlueLark Systems, the creators of the Blazer browser, which added to our wireless communications capabilities.

      Fiscal 2001 also was a challenging year. In our fourth fiscal quarter, we saw contraction in the handheld market due to the economic slowdown, excess inventory, aggressive price reductions and increased competition from both PocketPC and Palm OS handheld manufacturers. As a result, our revenues fell by 51% in our fourth fiscal quarter compared to our third fiscal quarter and our gross margins declined substantially. In response to these events, we took $26.8 million in charges for excess and obsolete inventory in the fourth quarter, decreased our level of spending in all areas other than product development, and reduced our workforce by 9% in the first quarter of fiscal 2002.

      We believe that the future of handheld computing will be integrated wireless devices and recognize that continued innovation in this area is critical to our future success. We plan to continue to invest heavily in the development of wireless products. These products will offer integrated voice, data, email and personal information management capabilities for both the consumer and enterprise markets.

Results of Operations

      Revenue. Fiscal 2001 revenue totaled $370.9 million, a 264% increase from fiscal 2000 revenue of $101.9 million. There was no revenue recorded during the period from July 29, 1998 (date of inception) to June 30, 1999 when Handspring was developing but not selling products. The increase in revenue between both periods was primarily due to the following factors:

•	We began shipping products during the second quarter of fiscal 2000. Therefore, on a comparative basis, there were no product shipments during the period from July 29, 1998 (date of inception) to June 30, 1999, a partial year of product shipments during fiscal 2000 and a full year of product shipments during fiscal 2001.

•	We expanded our distribution channels. Our first product shipments were only for orders received through our Web site. Toward the end of the third quarter of fiscal 2000 we began selling our products through select retailers. During the following five quarters we added additional retailers, distributors and e-commerce partners throughout the United States.

•	We entered a number of international markets. During the fourth quarter of fiscal 2000 and throughout fiscal 2001, we launched our products in Asia Pacific, Canada, Europe, Japan and the Middle East. As a result of this global expansion, revenue outside North America represented 19.5% of revenue during fiscal 2001 as compared to 3.9% of revenue during fiscal 2000.

•	We added several new products to our Visor family of handheld computers during fiscal 2001, including Visor Prism, Visor Platinum and Visor Edge all with higher average selling prices than our initial Visor and Visor Deluxe products that first shipped in fiscal 2000.

      Cost of revenue. Cost of revenue consists primarily of materials, labor, royalty expenses, warranty expenses and shipping and handling. Cost of revenue was $292.3 million during fiscal 2001 and $69.9 million during fiscal 2000. There was no cost of revenue recorded during the period from July 29, 1998 (date of inception) to June 30, 1999, as no products were shipped during this period. Cost of revenue, excluding amortization of deferred stock compensation, resulted in a gross margin which declined from 31.4% in fiscal 2000 to 21.2% in fiscal 2001. This decline was primarily attributable to three factors. First, we incurred a $26.8 million charge in the fourth fiscal quarter for excess and obsolete inventory and changes in our product development plans. Second, we took pricing and product promotion actions in order to increase demand and reduce inventory. Third, retail sales made up a larger percentage of fiscal 2001 revenue, which generated lower gross margins, as compared to the prior fiscal year where we experienced a higher percentage of direct sales through our Web site, which typically generate higher gross margins. These factors that adversely affected gross margin were partially offset by our introduction of new products with higher average sales prices and higher gross margins during fiscal 2001. Gross margin may be adversely affected by new product introductions by our competitors, competitor pricing actions and higher inventory balances. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions and seasonal effects.

      Research and development. Research and development expenses consist principally of salaries and related personnel expenses for engineering personnel, consultant fees and the cost of materials and software used in product development. Research and development expenses were $23.6 million, $10.3 million and $2.7 million during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. These increases in absolute dollars were primarily associated with the hiring of personnel and related expenses required to develop new products. We believe that continued investment in research and development is critical to our plans to develop wireless communication products and we expect these expenses to increase in both absolute dollars and as a percent of revenue in fiscal 2002.

      Selling, general and administrative. Selling, general and administrative expenses consist primarily of promotional and advertising costs, salaries and related expenses, customer and technical support, accounting and administrative expenses, costs for legal and professional services and general corporate expenses. Selling, general and administrative expenses were $145.1 million, $42.4 million and $2.5 million during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. These increases in absolute dollars reflect the additional costs and expenses relating to the overall expansion in our level of operations required to support our revenue growth, including increased sales and marketing activities for our initial products that first shipped in the second quarter of fiscal 2000 and for four new products introduced in fiscal 2001, expenses related to our efforts to increase recognition of our brand name and expenses related to putting in place the infrastructure required for a rapidly growing public company. As a result of our cost reduction efforts, we expect that selling, general and administrative expenses will be lower in fiscal 2002 compared to fiscal 2001 both in absolute dollars and as a percent of revenue.

      In-process research and development. In February 2001, we completed our acquisition of BlueLark Systems, a provider of client and server based software designed to deliver content and services to mobile handheld devices, including PDAs, smartphones and large-screen pagers. Under the terms of the agreement related to this acquisition, we issued 450,000 shares and options to purchase Handspring’s common stock in exchange for all of BlueLark System’s outstanding shares and options for a total purchase price of $16.4 million. The acquisition was accounted for as a purchase.

      In connection with the acquisition of BlueLark Systems, we recorded a $12.2 million charge for in-process research and development during fiscal 2001 for projects that had not reached technological feasibility and had no alternative future use. An independent valuation was performed to assist us in determining the fair value of the total purchase price to allocate to the assets acquired and liabilities assumed from BlueLark Systems, including in-process research and development. The amount allocated to in-process research and development was determined by assessing the stage and expected date of completion of the research and development efforts at the acquisition date and calculating the net present value of cash flows expected to result from the new technology. The estimated net present value of cash flows took into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. These cash flows included the after-tax effects of future revenues, cost of revenues, operating expenses, working capital charge and expenditures for capital and intangibles. Both the estimated stage of completion and the discount rate used to calculate the net present value factored into account the uncertainty surrounding the successful deployment of the new technology resulting from the in-process research and development effort.

      Amortization of deferred stock compensation and intangibles. We recognized $32.8 million, $40.1 million and $3.6 million of amortization of deferred stock compensation and intangibles during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. This amount is primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

      As part of the acquisition of BlueLark Systems, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles are being amortized on a straight-line basis over three years.

      Future amortization of deferred stock compensation and intangibles is estimated to be $20.2 million, $8.2 million and $1.3 million for the fiscal years ending 2002, 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

      Interest and other income, net. Interest and other income, net consists primarily of interest income. Interest and other income, net was $12.2 million, $675,000 and $446,000 during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. These increases were a result of increased interest income from higher average cash and cash equivalents, short-term investments and long-term investments balances primarily resulting from our financing activities, including $10.0 million received from the sale of Series B preferred stock in July 1999, $184.9 million of net proceeds received from our initial public offering on June 20, 2000, and $28.0 million of net proceeds received in July 2000, when our underwriters exercised their over-allotment option.

      Also, included within interest and other income, net during fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999 is the amortization of costs associated with a subordinated debt facility agreement that we entered into in June 1999. These costs relate to the inclusion of a right granted to our lender to purchase 198,965 shares of Series A preferred stock. The total cost was amortized over the 12-month term of the agreement.

      Income Tax Provision. The provision for income taxes was $3.0 million during fiscal 2001 and $200,000 during fiscal 2000. There was no provision for income taxes during the period from July 29, 1998 (date of inception) to June 30, 1999. The provision for income taxes consists of foreign taxes that were provided for when we generated our first international revenues during the fourth quarter of fiscal 2000. No provision for federal and state income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. In light of our recent history of operating losses, we provided a full valuation allowance for all deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

      Prior to our initial public offering on June 20, 2000, we funded our operations primarily from the sale of preferred stock, through which we raised net proceeds of $28.0 million. Net proceeds from the initial public offering and the exercise of the underwriter’s over-allotment option were $184.9 million and $28.0 million, respectively. As of June 30, 2001, we had $121.5 million in cash and cash equivalents and short-term investment compared with $196.5 million at July 1, 2000. The decrease was mainly attributable to a long-term investment made in connection with the operating lease for our new corporate headquarters, offset in part by the net proceeds received from the underwriters’ exercise of their over-allotment option.

      Net cash used in operating activities was $16.9 million, $3.4 million and $3.9 million during fiscal 2001, fiscal 2000 and during the period from July 19, 1998 (date of inception) to June 30, 1999, respectively. Net cash used in operating activities was primarily attributable to our net losses offset significantly by the non-cash charge for amortization of deferred stock compensation and intangibles. During fiscal 2001, our net losses were also offset by the charges for the write-off of excess and obsolete inventories as well as in-process research and development associated with our acquisition of BlueLark Systems. During fiscal 2001, the increase in prepaid expenses and other current assets and inventories contributed to the net cash used in operating activities. These increases were primarily a result of the prepayment of foreign taxes, prepayments made to our suppliers for inventory that they hold on our behalf and purchases of long lead-time, Handspring specific, product components. During fiscal 2000, the increase in accounts receivable contributed to the uses of cash in operating activities, reflecting the commencement of product sales. There was a decrease in accounts receivable during fiscal 2001 due to reduced revenue during the last quarter of the fiscal year. A significant offset to the cash used in operations for all periods presented was the increase in current liabilities due to a general increase in the level of operations.

      In February 2001, we entered into two operating lease agreements for our new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Rent obligations of $1.7 million per month are expected to commence during the second quarter of fiscal 2003, with annual increases determined in part by the Consumer Price Index. In conjunction with these lease transactions, we pledged a portion of our investment securities as collateral for specified obligations of the lessor under the leases. A total of $54.2 million was pledged as of June 30, 2001. Of this amount $54.0 million has been classified as a long-term investment in the accompanying consolidated balance sheets at June 30, 2001, with the remainder classified as a short-term investment based on the scheduled expiration dates of the related leases. The pledged assets for the new leases will be reduced upon completion of our build-out obligation for the new corporate headquarters. In addition, the pledged assets may be further reduced if certain financial criteria are met.

      Net cash used for investing activities was $123.6 million, $6.0 million and $7.1 million during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. The uses of cash primarily consisted of purchases of property and equipment, available-for-sale securities and purchases of investments for collateral on our operating leases, partially offset by proceeds received from maturities or sales of available-for-sale securities.

      Net cash provided by financing activities was $31.0 million, $198.4 million and $18.5 million during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively. The $31.0 million provided by financing activities during fiscal 2001 resulted primarily from the underwriters of our initial public offering exercising their over-allotment to purchase 1,500,000 shares of common stock for net proceeds of $28.0 million. During fiscal 2000, the most significant component of cash provided by financing activities was $184.9 million received from our initial public offering, as well as $10.0 million of net proceeds that we received from the issuance of Series B preferred stock earlier in the year. In addition, we received $1.5 million when our subordinated debt lender exercised its option to purchase 198,965 shares of Series A preferred stock at $7.539 per share. The net cash provided by financing activities during the period from July 19, 1998 (date of inception) to June 30, 1999 was primarily attributable to $18.0 million received from the issuance of Series A preferred stock. In addition, we received proceeds of $3.1 million, $2.0 million and $519,000 from the issuance of common stock during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively.

      Our future capital requirements will depend upon many factors, including whether our revenues meet our plans, the timing of research and product development efforts and expansion of our marketing efforts. We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next 12 months. To the extent that we grow more rapidly than expected in the future or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need additional cash to finance our operating and investing needs. However, depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. We intend to invest the cash in excess of current operating requirements in interest-bearing, investment-grade securities with maturities no greater than two years.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations as well as providing guidance for accounting under the purchase method. This statement is effective for all transactions initiated after June 30, 2001. SFAS No. 142 establishes accounting standards for recording goodwill. It prohibits the periodic recording of amortization expense on goodwill and requires new methods of reviewing all intangible assets for impairments. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and accordingly, we will adopt this standard at the beginning of fiscal 2003. The adoption is not expected to have a material impact on our financial position and results of operations.

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

•	uncertain economic conditions and declining consumer confidence;

•	increased competition from new devices such as those from Compaq, Palm and Sony;

•	further price reductions by Palm or other competitors on their older devices that could cause reduced sales of Handspring Visor products;

•	the timely introduction of new products by us and our competitors;

•	market acceptance of existing and future versions of our products;

•	the seasonality of our product sales;

•	our success in developing and marketing products for the wireless voice and data markets;

•	the price of products that both we and our competitors offer;

•	fluctuations in manufacturing costs we pay to produce our handheld computers; and

•	the mix of products that we offer.

A general decline in economic conditions could lead to reduced demand for our products.

      The current downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, we could see a significant additional decrease in the overall demand for our products that could harm our operating results. The risk that economic conditions will not improve in the near term has been compounded by the terrorist attack on the World Trade Center and the Pentagon that occurred in September 2001.

We have a history of losses, we expect losses to continue and we might not achieve or maintain profitability.

      Our accumulated deficit as of June 30, 2001 was approximately $194.6 million. We had net losses of approximately $126.0 million during fiscal 2001, $60.3 million during fiscal 2000 and $8.4 million during the period from July 29, 1998 (date of inception) to June 30, 1999. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation and intangibles , which will contribute to our net losses. As of June 30, 2001, we had a total of $30.0 million of deferred compensation and intangibles to be amortized. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

We depend heavily upon our license from Palm and its focus on its licensing business. Our failure to maintain this license or a change in Palm’s business focus could seriously harm our business.

      Our license of the Palm OS operating system is critical to our Visor handheld computers. If the license is not maintained or if Palm changes its business focus, it could seriously harm our business. This could happen several ways. First, we could breach the license agreement in which case Palm would be entitled to terminate the license. Second, if Palm were to be acquired, the new licensor may not be as strategically aligned with us as Palm. Third, Palm has announced that it is separating its software business into a new division, which may be spun off as a separate entity. It is unclear how that restructuring will affect us. Moreover, we are dependent upon Palm to continuously upgrade the Palm OS to operate on faster processors and otherwise remain competitive with other handheld operating systems.

      The Palm OS operating system license agreement was renewed in April 2001 and extends until April 2009. Upon expiration or termination of the license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following its expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. In addition, there are limitations on our ability to assign the Palm license agreement to a third-party. The existence of these license termination provisions and limitations on assignment may have an anti-takeover effect in that it could discourage competitors of Palm from acquiring us.

      While we are not required to exclusively license the Palm OS operating system, to license a substitute operating system could be less desirable and could be costly in terms of cash and other resources. We may also develop our own operating system, which would take considerable time, resources and expense.

The development of new products and services is lengthy and costly and requires high levels of innovation.

      If we fail to anticipate our end users’ needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market, which will affect our ability to successfully compete. We cannot guarantee that we will be able to introduce new products on a timely or cost-effective basis or that customer demand will meet our expectations.

Our efforts to reduce our expenses following contraction in the handheld computer market that we experienced in the fourth quarter of fiscal year 2001 may not be successful.

      In the fourth quarter of fiscal year 2001, we saw contraction in the handheld market that caused our revenue to decline by 51% from our third fiscal quarter and our gross margins to decline substantially. Following this quarter, we implemented a cost reduction program to lower overall costs and expenses. Cost reduction measures included decreasing our work force by approximately 45 employees, canceling certain projects, reducing marketing activities, changing our business model in some international markets and altering our technical support and repair strategies.

      In the event that we are not able to achieve the planned expense reductions, our operating results and ability to operate the business could be adversely impacted. It is possible that a worsening economy, new competitive developments, or changes in our business may require additional cost reduction activities in the future that in turn may affect our operations and limit our future product development opportunities.

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

We are highly dependent on retailers and distributors to sell our products and disruptions in these channels and other effects of selling through retailers and distributors would harm our ability to sell our handheld computers.

      We sell our products through retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. We began using retailers in March 2000 to resell our products in their stores in the United States. Currently, our three largest retail partners are Best Buy, Staples and Wynit (which distributes to CompUSA), which accounted for 14%, 13% and 10%, respectively, of total worldwide revenue during fiscal 2001. Since that time we have added numerous additional retail and online partners within the United States. We also have expanded into international markets and now offer our products through distributors in Asia Pacific, Canada, Japan, Europe and the Middle East. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

      We are subject to many risks relating to the distribution of our products by retailers and distributors, including the following:

•	if we reduce the prices of our products, as we did for the first time in the fourth quarter of fiscal year 2001, we may have to compensate retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices;

•	product returns from retailers and distributors could increase as a result of our strategic interest in assisting retailers and distributors in maintaining appropriate inventory levels;

•	retailers and distributors may not maintain inventory levels sufficient to meet customer demand;

•	retailers and distributors may emphasize our competitors’ products or decline to carry our products; and

•	conflicts may develop between the retail and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners.

      In addition, to the extent our revenues through the retail and distribution channels increase as a percentage of total revenue, our gross margin may decrease because sales through retailers and distributors typically are made at lower margins than sales through our Web site and by our e-commerce partners. A higher percentage of sales by retailers and distributors also could negatively impact our cash flow cycle. This is due to the fact that we offer payment terms to retailers and distributors, but our sales on the Web site are for cash.

A portion of our revenue has been derived from sales on our Web site and system failures or delays have in the past and might in the future harm our business.

      A portion of our revenue is generated through our Web site. As a result, we must maintain our computer systems in good operating order and protect them against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. Our servers currently are co-located with Exodus Communications, which recently has filed for Chapter 11 bankruptcy protection due to its financial difficulties. Any disruption in the co-location services provided by Exodus or its failure to handle current or higher volumes of use could have a material adverse effect on our business. Any blackouts due to the energy crisis in California also could put our productivity at risk or cause delay in our production timetables. Despite precautions we have taken and improvements that we have made, unanticipated problems affecting our systems have in the past and could in the future cause temporary interruptions or delays in the services we provide. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

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

      In addition, some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

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

      The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to modify or improve our products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

•	use leading technologies effectively;

•	continue to develop our technical expertise;

•	enhance our current products and develop new products that meet changing customer needs;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	adjust the prices of our existing products to increase customer demand; and

•	influence and respond to emerging industry standards and other technological changes.

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

      As the use of handheld computers and wireless communication devices continue to evolve, we plan to develop products that compliment our existing ones and products and services in new areas where we see technology trends moving. In particular, our development efforts are now primarily focused on wireless communicators as opposed to more traditional handheld electronic organizers where we have more extensive experience. If we fail to successfully develop and commercialize wireless communicators, our business would be harmed.

Our reputation could be harmed if the Springboard modules developed by third parties are defective.

      Because we offer an open development environment, third-party developers are free to design, market and sell modules for our Springboard slot without our consent, endorsement or certification. Nevertheless our reputation is tied to the Springboard modules designed for our Visor handheld computers. If modules sold by third parties are defective or are of poor quality, our reputation could be harmed and the demand for our Visor handheld computers and modules could decline.

If we fail to accurately anticipate demand for our products, we may have costly excess production or not be able to secure sufficient quantities or cost-effective production of our handheld computers.

      The demand for our products depends on many factors and is difficult to forecast, particularly given that we have multiple products, increased competition and a difficult economic environment. Significant unanticipated fluctuations in demand could cause problems in our operations.

      If demand does not develop as expected, we could have excess production resulting in excess finished products and components and may be required to incur excess and obsolete inventory charges. We have limited capability to reduce manufacturing capacity once a purchase order has been placed and in some circumstances incur cancellation charges or other liabilities to our manufacturing partners if we cancel or reschedule purchase orders. Moreover, if we reduce manufacturing capacity, we would incur higher per unit costs based on smaller volume purchases.

      We experienced significant excess capacity for the first time in the fourth quarter of fiscal 2001 when the slowing global economy, aggressive price reductions by Palm and increased competition resulted in our sales falling substantially below our forecasts. As a result, our inventory balances and inventory commitments were higher than our forecasted future sales causing us to take a charge of $26.8 million for excess inventory and related costs.

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

      Our reliance on third-party manufacturers exposes us to risks outside our control, including the following:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields; and

•	potential lack of adequate capacity to fill all or a part of the services we require.

We rely on third parties for order fulfillment, repair services and technical support. Our reputation and results of operations could be harmed by our inability to control their operations.

      We rely on third parties to package and ship customer orders, repair units and provide technical support. If our order fulfillment services, repair services or technical support services are interrupted or experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Although we have the ability to add new service providers or replace existing ones, transition difficulties and lead times involved in developing additional or new third-party relationships could cause interruptions in services and harm our business.

If we do not accurately forecast the demand for our products, it could result in excess inventory being held by our logistics partners, which if not sold, would result in our repurchasing such inventory from our logistics partners.

      Our logistics partners purchase product on our behalf directly from the manufacturers based on our demand forecast in order to maintain sufficient product to fulfill customer orders. We are required to pay for all components or finished good that have been in inventory at our logistics providers for a specified period of time ranging from 120 to 180 days. We are also contingently liable for any inventory purchased that is in excess of customer fulfillment requirements. Our failure to accurately forecast demand could result in our paying the logistics providers for such excess inventory.

The success of our wireless communicator products and related services that we develop in the future is dependent on our ability to evolve our business beyond traditional handheld computers and effectively market and sell such products and services in a new market.

      As we expand our business beyond traditional handheld computers to wireless communicator products and related services, we are presented with many significant risks and uncertainties, including our need to develop additional marketing and engineering expertise and establish appropriate relationships with wireless carriers on reasonable terms. Many of the risks relating to wireless carriers are beyond our control, such as the timing of the build-out of their networks to include General Packet Radio Service (GPRS, also known as 2.5G), the coverage area of their voice and data service, the quality and pricing of their end user service plans, and the degree to which wireless carriers will facilitate the successful introduction of our wireless products. Also, we face uncertainties as we evolve our business to include licensing of our Blazer Web browser, including our ability to support a much larger user base. The success of our wireless communicator products and services that we plan to develop in the future would be impaired if we are not able to evolve our business to effectively compete in this new market.

We face seasonality in our sales, which could cause our quarterly operating results to fluctuate.

      Seasonal variations in our sales may lead to fluctuations in our quarterly operating results. As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with strong demand occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. Although we did not experience a sequentially down quarter after the second quarter holiday season of fiscal 2001, there is no guarantee that this will be the case next year. In addition, we expect that demand for our products may sometimes decline during the summer months because of typical decreased consumer spending patterns during this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

Our failure to develop brand recognition could limit or reduce the demand for our products.

      We believe that continuing to strengthen our brand will be critical to increasing demand for and achieving widespread acceptance of our products. Some of our competitors and potential competitors have better name recognition and powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to produce well received new products. However, currently we have only limited marketing resources given our focus on reducing our overall costs while increasing research and development expenditures for new wireless communicator products. Moreover, brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

      The market for handheld computing and wireless communication products is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

      Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors, and possible new competitors, include:

•	Palm, from whom we license our operating system;

•	licensees of the Microsoft’s PocketPC operating system for handheld devices such as Casio, Compaq and Hewlett-Packard;

•	licensees of Symbian EPOCH operating systems for wireless communication devices such as Panasonic and Siemens;

•	other Palm OS operating system licensees, including Acer, Handera, Sony and Symbol;

•	smart phone manufacturers such as Ericsson, Kyocera, Motorola, Nokia and Samsung;

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity; and

•	a variety of start-up companies looking to compete in our current and future markets.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products, cause intense price competition and result in reduced gross margins and loss of market share.

      Our failure to compete successfully against current or future competitors could seriously harm our business. To be competitive, we must continue to invest significant resources in research and development, sales and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

Our products may contain errors or defects that could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

      Our products are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly changing handheld computing and communications market. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. In the future, we may experience delays in releasing new products as problems are corrected. From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, we warrant that our hardware will be free of defects for one year after the date of purchase. Delays, costs and damage to our reputation due to product defects could harm our business.

Our products also could be affected by viruses and security risks.

      There have been reports of computer viruses and security risks impacting handheld device operating systems and wireless networks. It is possible that these viruses and security risks may become more prevalent, particularly as handheld computers and communication devices are more commonly used for wireless applications that facilitate the sharing of files and other information. Such viruses and security risks and their attendant publicity, may adversely impact sales of our products.

If we lose our key personnel, we may not be able to manage our business successfully.

      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer and Edward T. Colligan, our Chief Operating Officer. The loss of the services of any of our senior level management, or other key employees, could harm our business.

If we fail to attract, retain and motivate qualified employees, our ability to execute our business plan would be compromised.

      Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. Further, when our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. In order to help retain employees, we implemented a program pursuant to which we will grant new options to existing employees on an ongoing basis where the size of each grant will be determined based on performance and grade level. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

We depend on proprietary rights to develop and protect our technology.

      Our success and ability to compete substantially depends on our internally developed proprietary technologies, which we protect through a combination of trade secret, trademark, copyright and patent laws. While we have numerous patent applications pending, to date no U.S. or foreign patents have been granted to us.

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

      Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims. On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera

Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims. We believe that the claims in both lawsuits are without merit and intend to defend vigorously against them.

      We may in the future receive other notices of claims that our products infringe or may infringe upon intellectual property rights. Any litigation to determine the validity of such claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot assure that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages and costs;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms, or at all.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

      We now sell our products in Asia Pacific, Canada, Europe, Japan and the Middle East in addition to the United States. We expect to enter additional international markets over time. If our revenue from international operations increases as a percentage of our total revenue, we will be subject to increased exposure to international risks. In addition, the facilities where our products are and will be, manufactured are located outside the United States. A substantial number of our material suppliers also are based outside of the United States and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	development risks and expenses associated with customizing our products for local languages;

•	difficulty in managing widespread sales and manufacturing operations;

•	potentially negative consequences from changes in tax laws;

•	trade protection measures and import or export licensing requirements;

•	less effective protection of intellectual property; and

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets.

We may pursue strategic acquisitions and we could fail to successfully integrate acquired businesses.

      In February 2001, we completed the acquisition of BlueLark Systems. We expect to evaluate future acquisition opportunities that could provide us with additional product or services offerings, technologies or industry expertise. Integration of acquired companies may result in problems relating to integrating technology and management teams. Management’s attention may also be diverted away from other business issues and opportunities while focusing on the acquisitions. If we fail to integrate the operations, personnel or products that we may acquire in the future, our business could be materially harmed.

We might need additional capital in the future and additional financing might not be available.

      We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may prove to be insufficient for these working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

•	take advantage of opportunities, including the purchase of technologies or acquisitions of complementary businesses;

•	develop new products or services; or

•	respond to competitive pressures.

      Depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures and our business could be harmed.

The price of our common stock has been and is likely to continue to be volatile and subject to wide fluctuations.

      The market price of our common stock has been and is likely to continue to be subject to wide fluctuations, particularly given that securities of technology-related companies are typically volatile and only a small portion of our outstanding shares currently are publicly traded. Our stock price fell below our initial public offering price for the first time in the third quarter of the 2001 fiscal year.

      Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	reactions to events that affect other companies in our industry, particularly Palm, even if these events do not directly affect us;

•	actions by institutional stockholders;

•	negative developments in the market for technology related stock or the stock market in general; and

•	domestic and international economic factors unrelated to our performance.

      In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We recently have been named as a party in several purported securities class action lawsuits that assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement that we entered into with our underwriters in connection with our initial public offering.

Provisions in our charter documents might deter a company from acquiring us.

      We have a classified board of directors. In addition, our stockholders are unable to call special meetings of stockholders, to act by written consent, or to remove any director or the entire board of directors without a super majority vote or to fill any vacancy on the board of directors. Our stockholders must also meet advance notice requirements for stockholder proposals. Our board of directors may also issue preferred stock without any vote or further action by the stockholders. These provisions and other provisions under Delaware law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

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

      If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. The lock-up agreements pertaining to our initial public offering expired in December 2000, and a large number of our shares now are eligible for sale in the public market. Many of these shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans, will continue to become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the securities rules and regulations applicable to these shares.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Sensitivity. We maintain a portfolio of short-term and long-term investments consisting mainly of fixed income securities with an average maturity of less than one year. These securities may fall in value if interest rates rise and if liquidated prior to their maturity dates. We have the ability to hold our fixed income investments until maturity and therefore we do not anticipate our operating results or cash flows to be significantly affected by any increase in market interest rates. We do not hedge interest rate exposures.

      Foreign Currency Exchange Risk. Revenue and expenses of our international operations are denominated in various foreign currencies and, accordingly, we are subject to exposure from movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on the forward contracts are largely offset by the underlying transactions’ exposure and, consequently, a sudden or significant change in foreign exchange rates is not expedited to have a material impact on future net income or cash flows. We are exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but do not expect any counter party to fail to meet its obligation.

Item 8.      Financial Statements and Supplementary Data

      The index to our Consolidated Financial Statements and the Report of the Independent Accountants appears in Part IV of this annual report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of Registrant

      The information concerning our directors required by this item, which will be set forth in the section entitled “Proposal No. 1 — Election of Directors” of our definitive proxy statement for our 2001 annual stockholders’ meeting, is incorporated into this annual report by reference. The information concerning our executive officers required by this item, which will be set forth in the section entitled “Executive Officers” of our definitive proxy statement for our 2001 annual stockholders’ meeting, is incorporated into this annual report by reference.

      Compliance With Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of common stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Commission. These persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these persons, we believe that all Section 16(a) filing requirements were met during fiscal 2001.

Item 11.      Executive Compensation

      The information required by this item, which will be set forth in the sections entitled “Executive Compensation” and “Proposal No. 1 — Election of Directors” of our definitive proxy statement for our 2001 annual stockholders’ meeting, is incorporated into this annual report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item, which will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for our 2001 annual stockholders’ meeting, is incorporated into this annual report by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item, which will be set forth in the section entitled “Certain Transactions” of our definitive proxy statement for our 2001 annual stockholders’ meeting, is incorporated into this annual report by reference.

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements. We have filed the following financial statements with this Form 10-K:

Page

Report of Independent Accountants	31

Consolidated Balance Sheets at June 30, 2001 and July 1, 2000	32

Consolidated Statements of Operations for the Years Ended June 30, 2001 and July 1, 2000 and for the Period from July 29, 1998 (date of inception) to June 30, 1999	33

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended June 30, 2001 and July 1, 2000 and for the Period from July 29, 1998 (date of inception) to June 30, 1999	34

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001 and July 1, 2000 and for the Period from July 29, 1998 (date of inception) to June 30, 1999	35

Notes to Consolidated Financial Statements	36

(a)(2)  Financial Statement Schedule.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Additions Charged		Balance at
	Beginning of	To Costs And		End of
Year Ended June 30, 2001:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$50	$3,017	$(828)	$2,239

Product return reserve	2,364	14,682	(12,494)	4,552

Accrued product warranty	8,033	28,287	(23,118)	13,202

	Balance at	Additions Charged		Balance at
	Beginning of	To Costs And		End of
Year Ended July 1, 2000:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$—	$138	$(88)	$50

Product return reserve	—	6,732	(4,368)	2,364

Accrued product warranty	—	10,024	(1,991)	8,033

(a)(3)  Exhibits.

Exhibit
Number		Exhibit Title

3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001††
10.8	—	Reserved
10.9	—	International Manufacturing Contract between Registrant and Flextronics (Malaysia) SDN.BHD, dated June 29, 1999††(1)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Reserved
10.17	—	Retail Distribution Agreement between Registrant and CompUSA, Inc., dated March 13, 2000†(2)
10.18	—	Retail Distribution Agreement between Registrant and Staples, Inc., dated March 14, 2000, as amended†(2)
10.19	—	Reseller Agreement between Registrant and Best Buy Co., Inc., dated March 21, 2000†(2)
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001††(3)
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001††(3)
10.22	—	Standby Letter of Credit (Building 2, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)

Exhibit
Number		Exhibit Title

10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
21.1	—	List of Subsidiaries of Registrant
23.2	—	Consent of PricewaterhouseCoopers LLP

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

† Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

†† Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 29, 2000.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(b)	Reports on Form 8-K.

      No such reports were filed in the fourth quarter of 2001.

(c)	Exhibits — See (a)(3) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Handspring, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Handspring, Inc. and its subsidiaries at June 30, 2001 and July 1, 2000 and the results of their operations and their cash flows for the years ended June 30, 2001 and July 1, 2000 and for the period from July 29, 1998 (date of inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

July 18, 2001, except for
Note 14 as to which
the date is September 6, 2001

HANDSPRING, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	July 1,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$87,580	$196,548

Short-term investments	33,943	—

Accounts receivable, net of allowance for doubtful accounts of $2,239 and $50 as of June 30, 2001 and July 1, 2000, respectively	12,850	20,484

Prepaid expenses and other current assets	19,473	1,776

Inventories	2,857	40

Total current assets	156,703	218,848

Long-term investments	80,237	2,664

Property and equipment, net	15,041	8,280

Intangibles and other assets	1,254	680

Total assets	$253,235	$230,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$37,881	$20,152

Accrued liabilities	70,152	16,034

Total current liabilities	108,033	36,186

Long-term liabilities	—	57
Commitments and contingencies (Note 9)

Stockholders’ equity:

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; nil shares issued and outstanding at June 30, 2001 and July 1, 2000	—	—

Common stock, $0.001 par value per share, 1,000,000,000 shares authorized; 129,949,768 and 125,436,978 shares issued and outstanding at June 30, 2001 and July 1, 2000, respectively	130	125

Additional paid-in capital	368,166	321,116

Deferred stock compensation	(29,445)	(58,268)

Accumulated other comprehensive income (loss)	994	(64)

Accumulated deficit	(194,643)	(68,680)

Total stockholders’ equity	145,202	194,229

Total liabilities and stockholders’ equity	$253,235	$230,472

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

			Period From
			July 29,
			1998
			(date of
	Year Ended	Year Ended	inception)
	June 30,	July 1,	to June 30,
	2001	2000	1999

Revenue	$370,943	$101,937	$—

Costs and operating expenses:

Cost of revenue	292,311	69,921	—

Research and development	23,603	10,281	2,738

Selling, general and administrative	145,132	42,424	2,451

In-process research and development	12,225	—	—

Amortization of deferred stock compensation and intangibles(*)	32,830	40,077	3,646

Total costs and operating expenses	506,101	162,703	8,835

Loss from operations	(135,158)	(60,766)	(8,835)

Interest and other income, net	12,195	675	446

Loss before taxes	(122,963)	(60,091)	(8,389)

Income tax provision	3,000	200	—

Net loss	$(125,963)	$(60,291)	$(8,389)

Basic and diluted net loss per share	$(1.21)	$(1.77)	$(0.71)

Shares used in calculating basic and diluted net loss per share	103,896	34,015	11,772

(*) Amortization of deferred stock compensation and intangibles:

Cost of revenue	$4,521	$5,904	$526

Research and development	6,926	8,059	1,217

Selling, general and administrative	21,383	26,114	1,903

	$32,830	$40,077	$3,646

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-In	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

Issuance of common stock	63,000	$63	$7	$—	$—	$—	$70

Issuance of common stock for services	90	—	15	—	—	—	15

Issuance of common stock on exercise of stock options	6,275	6	443	—	—	—	449

Issuance of right to purchase Series A redeemable convertible preferred stock in connection with financing agreement	—	—	599	—	—	—	599

Deferred stock compensation	—	—	13,391	(13,391)	—	—	—

Amortization of deferred stock compensation	—	—	—	3,646	—	—	3,646

Unrealized loss on securities	—	—	—	—	(6)	—	(6)

Net loss	—	—	—	—	—	(8,389)	(8,389)

Balances, June 30, 1999	69,365	69	14,455	(9,745)	(6)	(8,389)	(3,616)

Issuance of common stock for services	62	—	815	—	—	—	815

Issuance of common stock on exercise of stock options	4,545	5	2,007	—	—	—	2,012

Issuance of common stock in initial public offering	10,000	10	184,918	—	—	—	184,928

Conversion of redeemable convertible preferred stock to common in connection with initial public offering	41,420	41	29,421	—	—	—	29,462

Charitable contribution of common stock	45	—	900	—	—	—	900

Deferred stock compensation	—	—	88,600	(88,600)	—	—	—

Amortization of deferred stock compensation	—	—	—	40,077	—	—	40,077

Unrealized loss on securities	—	—	—	—	(17)	—	(17)

Foreign currency translation adjustments	—	—	—	—	(41)	—	(41)

Net loss	—	—	—	—	—	(60,291)	(60,291)

Balances, July 1, 2000	125,437	125	321,116	(58,268)	(64)	(68,680)	194,229

Net proceeds from issuance of common stock upon exercise of underwriters’ over-allotment	1,500	2	27,967	—	—	—	27,969

Issuance of common stock under stock option and stock purchase plans	2,796	3	3,106	—	—	—	3,109

Repurchase of common stock	(185)	—	(41)	—	—	—	(41)

Issuance of common stock for acquisition of BlueLark	402	—	16,018	(3,930)	—	—	12,088

Amortization of deferred stock compensation	—	—	—	32,753	—	—	32,753

Unrealized gain on securities	—	—	—	—	355	—	355

Foreign currency translation adjustments	—	—	—	—	703	—	703

Net loss	—	—	—	—	—	(125,963)	(125,963)

Balances, June 30, 2001	129,950	$130	$368,166	$(29,445)	$994	$(194,643)	$145,202

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period From
			July 29,
			1998
			(date of
	Year Ended	Year Ended	inception)
	June 30,	July 1,	to June 30,
	2001	2000	1999

Cash flows from operating activities:

Net loss	$(125,963)	$(60,291)	$(8,389)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,104	2,668	70

Amortization of deferred stock compensation and intangibles	32,830	40,077	3,646

In-process research and development	12,225	—	—

Write-off of excess and obsolete inventories	26,811	—	—

Charitable contribution of common stock	—	900	—

Amortization of costs associated with financing agreement	—	568	31

Amortization of premium or discount on available-for-sale securities, net	(1,313)	(118)	(108)

Gain on sale of available-for-sale securities	(277)	—	—

Stock compensation to non-employees	—	815	15

Changes in assets and liabilities:

Accounts receivable	6,625	(20,484)	—

Prepaid expenses and other current assets	(18,219)	(1,751)	(48)

Inventories	(10,011)	(40)	—

Intangibles and other assets	(40)	(616)	(64)

Accounts payable	18,701	18,944	884

Accrued liabilities	34,584	15,941	67

Net cash used in operating activities	(16,943)	(3,387)	(3,896)

Cash flows from investing activities:

Purchases of available-for-sale securities	(244,972)	(4,474)	(10,965)

Sales and maturities of available-for-sale securities	186,866	10,424	4,833

Purchases of investments for collateral on operating leases	(51,287)	(2,106)	(150)

Purchases of property and equipment	(14,283)	(9,818)	(780)

Cash acquired from acquisition	29	—	—

Net cash used in investing activities	(123,647)	(5,974)	(7,062)

Cash flows from financing activities:

Proceeds from borrowings	—	6,000	—

Principal payments on borrowings	(83)	(6,000)	—

Issuance of redeemable convertible preferred stock, net	—	11,490	17,972

Net proceeds from initial public offering and exercise of underwriters’ over-allotment	27,969	184,928	—

Proceeds from issuance of common stock	3,109	2,012	519

Repurchase of common stock	(41)	—	—

Net cash provided by financing activities	30,954	198,430	18,491

Effect of exchange rate changes on cash	668	(54)	—

Net increase (decrease) in cash and cash equivalents	(108,968)	189,015	7,533

Cash and cash equivalents:

Beginning of period	196,548	7,533	—

End of period	$87,580	$196,548	$7,533

Supplemental disclosure of cash flow information:

Cash paid for interest	$6	$37	$1

Cash paid for taxes	$236	$1	$1

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Basis of Presentation

      Description of business — Handspring, Inc. (the “Company”) was incorporated in California on July 29, 1998 under the name of JD Technology, Inc. In November 1998, the Company changed its name to Handspring, Inc., and in May 2000, the Company reincorporated in Delaware.

      The Company is a leading innovator in the handheld computing industry. The Company develops, manufactures and markets a family of expandable handheld computers for a broad range of markets and customers. Handspring’s flagship technology is the Springboard platform, which provides a simple and easy method for hardware and software expansion. The Company’s products are sold through select Internet and retail partners both domestically and internationally and over its Web site.

      Principles of consolidation and basis of presentation — The consolidated financial statements of Handspring, Inc. include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Stock split — On March 16, 2000, the Board of Directors authorized a three-for-one stock split of the outstanding shares of common stock and on May 12, 2000, the Board of Directors authorized a three-for-two stock split of the outstanding shares of common stock. All common share and per share information included in these financial statements has been retroactively adjusted to reflect these stock splits.

      Reclassifications  — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

2.     Summary of Significant Accounting Policies

      Fiscal year — During the period from July 29, 1998 (date of inception) to June 30, 1999, our fiscal months coincided with calendar month ends. Effective July 1, 1999, we changed our fiscal year to a 52-53 week fiscal year ending on the Saturday nearest to June 30. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal periods.

      Cash and cash equivalents, short-term investments, and long-term investments — The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

      All short-term and long-term investments are classified as available-for-sale securities and are stated at market value with any temporary difference between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis.

      Fair value of financial instruments — Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair value primarily due to their short maturities.

      Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers in North America, Europe, and certain countries in Asia and the Middle East.

      Risks associated with cash are mitigated by banking with creditworthy institutions. The objective of the Company’s investment policy is the preservation of capital, the maximization of after-tax return, and the

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance of liquidity until funds are needed for use in business operations. Funds are diversified to minimize risk and the inappropriate concentrations of investments. Under policy guidelines, the following are considered eligible investments: obligations of the U.S. government agencies, certain financial institutions and corporations, as well as investments in money market funds. All investments are limited to those highly rated by outside organizations.

      At June 30, 2001, four customers accounted for 40%, 20%, 17%, and 11% of net receivables and three customers accounted for 14%, 13% and 10% of revenue during fiscal 2001. At July 1, 2000, three customers accounted for 35%, 23% and 16% of net receivables, and three customers accounted for 15%, 14% and 11% of revenue during fiscal 2000. No one geographic sub-region outside of the United States accounted for more than 10% of revenue in any of the periods presented.

      Inventories  — Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property and equipment — Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to five years. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter. The Company capitalizes tooling costs to the extent they relate to ongoing and routine costs of tools and molds used to manufacture products that the Company markets. Capitalized tooling is amortized over its estimated useful life of one year. Assets acquired under capital leases are recorded at the present value of the related lease obligation.

      Intangibles and other assets — Intangibles and other assets includes goodwill and other intangible assets carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of three years. As of June 30, 2001 accumulated amortization of goodwill and intangible assets totaled $76,000. There was no accumulated amortization of goodwill and intangible assets at July 1, 2000.

      Long-lived assets — The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

      Foreign currency translation — The majority of the Company’s operations are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income (loss).

      Derivatives  — The Company enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates.

      Research and development — Research and development costs are expensed as incurred. The Company has not capitalized any costs to date pursuant to SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

      Stock compensation — The Company accounts for stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

      Comprehensive loss — The FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an enterprise to report by major components and as a single total, the change in its net assets during the period from non-stockholder sources. Statements of comprehensive loss have been included within the statements of stockholders’ equity.

      Revenue recognition — Revenue from sales is recognized when a purchase order has been received, the product has been shipped, the sales price is fixed or determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2001 or fiscal 2000. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty.

      Shipping and handling fees and costs and royalty expenses — The Company classifies amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue. Cost of revenue also includes royalty expenses (primarily to Palm, Inc.) pursuant to software technology license agreements. In accordance with those agreements, the Company sublicenses the software to its end-users.

      Advertising costs — The cost of advertising is expensed as incurred. For fiscal year 2001, fiscal 2000, and for the period from July 29, 1998 (date of inception) to June 30, 1999 advertising costs totaled $31,011,000, $3,928,000 and $114,000, respectively.

      Net loss per share — Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

			Period From
			July 29,
			1998 (date
	Year Ended	Year Ended	of inception)
	June 30,	July 1,	to June 30,
	2001	2000	1999

Net loss	$(125,963)	$(60,291)	$(8,389)

Basic and diluted:

Weighted average common shares outstanding	128,004	73,196	59,673

Weighted average common shares subject to repurchase	(24,108)	(39,181)	(47,901)

Weighted average common shares used to compute basic and diluted net loss per share	103,896	34,015	11,772

Basic and diluted net loss per share	$(1.21)	$(1.77)	$(0.71)

      Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	June 30,	July 1,	June 30,
	2001	2000	1999

Common stock subject to repurchase	16,556	32,413	56,675

Shares issuable under stock options	31,544	26,622	11,776

Shares issuable pursuant to right to purchase redeemable convertible preferred stock	—	—	895

Shares of redeemable convertible preferred stock on an “as if converted” basis	—	—	36,346

      The weighted average repurchase price of unvested stock was $0.06, $0.07 and $0.01 as of June 30, 2001, July 1, 2000 and June 30, 1999, respectively. The weighted-average exercise price of stock options outstanding was $11.30, $4.68 and $0.08 as of June 30, 2001, July 1, 2000 and June 30, 1999, respectively.

      Recently issued accounting pronouncements — In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations as well as providing guidance for accounting under the purchase method. This statement is effective for all transactions initiated after June 30, 2001. SFAS No. 142 establishes accounting standards for recording goodwill. It prohibits the periodic recording of amortization expense on goodwill, and requires new methods of reviewing all intangible assets for impairments. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and accordingly, the Company will adopt this standard at the beginning of fiscal 2003. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

      Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions

      In February 2001, the Company completed its acquisition of BlueLark Systems, Inc. (“BlueLark”), a provider of software designed to power the delivery of content and services to mobile handheld devices, notably a Palm OS proxy-based browser. Under the terms of the agreement related to this acquisition, the Company issued 450,000 shares and options to purchase the Company’s common stock in exchange for all of BlueLark’s outstanding shares and options for a total purchase price of $16.4 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No. 16, Business Combinations.

      An independent valuation was performed to assist the Company in determining the fair value of the total purchase price to allocate to the assets acquired and liabilities assumed from BlueLark, including in-process research and development. The amount allocated to in-process research and development was determined by assessing the stage and expected date of completion of the research and development efforts at the acquisition date, and calculating the net present value of cash flows expected to result from the new technology. The estimated net present value of cash flows took into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. These cash flows included the after-tax effects of future revenues, cost of revenues, operating expenses, working capital charge, and expenditures for capital and intangibles. Both the estimated stage of completion and the discount rate used to calculate the net present value factored into account the uncertainty surrounding the successful deployment of the new technology resulting from the in-process research and development effort.

      Of the total purchase price, $82,000 was allocated to the net tangible assets acquired offset by $177,000 of liabilities assumed, $3.9 million was recorded as deferred compensation, $300,000 was recorded as assembled workforce, $312,000 was recorded as goodwill, and the remainder was allocated to in-process research and development. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. This amount is being amortized, using the multiple option method, over the vesting period of the related options or restricted stock. The total amount allocated to goodwill and assembled workforce is being amortized on a straight-line basis over three years. In-process research and development was immediately expensed as of the date of the acquisition. The historical operations of BlueLark were not material to the Company’s financial position or results of operations and accordingly, proforma information has not been presented. Results of operations for BlueLark have been included with those of the Company subsequent to the acquisition date.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments

      Available-for-sale securities consist of the following:

	Gains in	Losses in
	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive
	Income (Loss)	Income (Loss)	Market Value

	(In thousands)

June 30, 2001

Corporate obligations	$274	$(35)	$46,348

Government obligations	104	(20)	38,381

Commercial paper	12	(3)	15,673

Certificates of deposits	—	—	550

Other	—	—	13,228

	$390	$(58)	$114,180

July 1, 2000

Commercial paper	$—	$—	$2,114

Certificates of deposits	—	—	550

	$—	$—	$2,664

      Contractual maturities of available-for-sale debt securities are as follows:

	June 30,	July 1,
	2001	2000

	(In thousands)

Due in 1 year or less	$64,665	$2,664

Due in 1-2 years	49,515	—

	$114,180	$2,664

      During fiscal 2001, available-for-sale securities were sold for total proceeds of $82,147,000. The gross realized gains on these sales totaled $283,000 and the gross realized losses on these sales were $6,000. The Company realized no gains or losses on the sale of securities during fiscal 2000, and during the period from July 29, 1998 (date of inception) to June 30, 1999.

5.     Inventories

      The components of inventories are as follows (in thousands):

	June 30,	July 1,
	2001	2000

Raw materials	$1,174	$—

Finished goods	1,683	40

	$2,857	$40

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment

      Property and equipment consists of the following:

	June 30,	July 1,
	2001	2000

	(In thousands)

Tooling	$6,863	$3,411

Computer and office equipment	7,521	3,245

Furniture and fixtures	2,871	1,615

Software	5,064	1,557

Leasehold improvements	2,182	1,139

Vehicles	23	23

Total property and equipment	24,524	10,990

Less: Accumulated depreciation	(9,483)	(2,710)

Property and equipment, net	$15,041	$8,280

      Property and equipment did not include any assets acquired under capital leases at June 30, 2001. At July 1, 2000 there was $96,000 of computer and office equipment acquired under capital leases, with related accumulated amortization of $21,000.

7.     Accrued Liabilities

      Accrued liabilities consist of the following:

	June 30,	July 1,
	2001	2000

	(In thousands)

Provision for committed inventory	$19,257	$—

Accrued product warranty	13,202	8,392

Accrued royalty expense	3,713	2,961

Accrued compensation and related benefits	5,558	803

Other	28,422	3,878

	$70,152	$16,034

8.     Subordinated Debt and Equipment Lease Facility

      In June 1999, the Company obtained a subordinated debt facility of $6,000,000, which was drawn upon and repaid during fiscal 2000. The debt facility expired in June 2000. In connection with this agreement, the Company also obtained an equipment and software lease facility of $1,000,000, which was available until September 2000. Equipment leases up to $600,000 under this facility had a 42 month term. Leases for software, tooling, tenant improvements and other costs up to $400,000 under this facility had a 36 month term. All borrowings under this agreement bore interest at 7.5% per annum. There were no outstanding borrowings at June 30, 2001, and there was $83,000 outstanding at July 1, 2000.

9.     Commitments and Contingencies

      The Company leases its facilities under operating leases which expire through November 2014. Under the terms of the leases, the Company is responsible for its share of common area and operating expenses. Collateral for lease payments consists of a payment bond certificate of $150,000 associated with a lease

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiring in June 2002, a $400,000 standby letter of credit established on August 3, 1999, and a $2,105,000 standby letter of credit established on May 9, 2000. The standby letter of credits are required until the expiration of the related leases in August 2004 and June 2008, respectively. The bond certificate is included in short-term investments as of June 30, 2001 and in long-term investments at July 1, 2000. Both of the letter of credits are included in long-term investments at June 30, 2001 and July 1, 2000.

      In February 2001, the Company entered into two operating lease agreements for its new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. At June 30, 2001, there was $51.5 million pledged as collateral for specified obligations of the lessor in conjunction with these lease transactions. This amount has been classified as a long-term investment in the accompanying consolidated balance sheet at June 30, 2001. The pledged assets will be reduced upon completion of the Company’s build-out obligation for its new corporate headquarters. In addition, the pledged assets may be further reduced if certain financial criteria are met.

      As of June 30, 2001 the future minimum lease commitments under all operating leases were as follows (in thousands):

Fiscal Years Ending,

2002	$5,164

2003	17,457

2004	24,558

2005	23,934

2006	24,265

Thereafter	136,341

Total minimum lease payments	$231,719

      Rent expense under operating leases, net of sublease income, was $4,086,000, $1,510,000 and $283,000 for fiscal 2001, fiscal 2000, and for the period from July 29, 1998 (date of inception) to June 30, 1999, respectively.

      In June 1999 and July 2000, the Company entered into purchase agreements with manufacturers in Malaysia and Mexico, respectively. In addition, in July 1999, the Company entered into a development and manufacturing agreement for the production of the VisorPhone module. All agreements provide for the manufacturers to supply certain levels of handheld computer products according to rolling forecasts and purchase orders provided by the Company. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days after the date of cancellation. In addition, the Company is liable for the actual cost of materials for orders cancelled within 31-90 days before the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 90 days after the date of cancellation without liability. The manufactured products are to be purchased by a third-party subcontractor. The Company has guaranteed prompt payment of all invoices and charges in the event of default related to said charges by the third-party subcontractor. The initial term of the agreements with the manufacturers in Malaysia and Mexico are both for one year, with automatic renewal for separate but successive one-year terms subsequent to the expiration of the initial term. The agreements with the manufacturers in Malaysia and Mexico are cancelable upon 90 days and 180 days notice by either party, respectively. The agreement with the developer and manufacturer of the VisorPhone has a five-year term. Had the Company cancelled any such orders with the previously stated manufacturers, its maximum liability at June 30, 2001 under the cancellation provisions of all purchase agreements would have approximated $63,700,000.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2000, the Company entered into an agreement with its logistics provider and the provider of telephone-based customer care. In January 2001, a separate agreement was entered into by the Company with a provider of fulfillment services for the VisorPhone module. Both contracts provide for the logistics partners to purchase product directly from the manufacturers in order to maintain product to fulfill the forecasted level of orders for a minimum period of time ranging from two weeks to 30 days. The inventory is purchased based on 120-day rolling forecasts provided by the Company on a monthly basis. The Company is invoiced for and is required to pay for all components or finished goods that have been in inventory at the logistics provider for a specified period of time ranging from 120 to 180 days. The Company is also contingently liable for any inventory purchased in accordance with the agreements that is in excess of customer fulfillment requirements. As of June 30, 2001 there was $47,400,000 of inventory held at the logistics providers for which the Company was contingently liable, and $10,700,000 that the Company had paid to the logistics providers for inventory held by them on the Company’s behalf. The $10,700,000 is included in prepaid expenses and other current assets in the accompanying financial statements. Both contracts have initial terms of two years, and are then extended automatically for successive one-year periods, unless terminated by either party with 90 days notice.

      During fiscal 2001, the Company wrote-off $26,811,000 of excess and obsolete inventory due to the economic slowdown, aggressive price reductions, and increased competition. This amount is included in cost of revenue in the accompanying consolidated statements of operations. Of this amount, $22,800,000 relates to the contingent inventory related liabilities discussed above.

      The Company has also entered into an agreement with an outsource provider for telephone-based technical support. The contract provides for the outsource provider to supply certain levels of support according to a rolling 90-day forecast provided by the Company. The Company may revise the forecast within fifteen days of each subsequent month. The Company is liable for 80% of a given month’s forecast.

10.     Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 10,000,000 shares of preferred stock, none of which was outstanding at June 30, 2001, July 1, 2000 or June 30, 1999.

Common Stock

      Common stock issued to the founders is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. These shares vest 20% at the date of the agreements, an additional 20% on July 13, 1999, 1.667% per month thereafter and an additional 25% in the event of an acquisition or merger of the Company. There were 13,650,000, 26,247,690 and 50,400,000 shares of the founders’ common stock subject to repurchase by the Company at June 30, 2001, July 1, 2000 and June 30, 1999, respectively.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Issuance

      The Company has 1,000,000,000 shares of common stock authorized, of which 129,949,768, 125,436,978 and 69,365,078 were issued and outstanding as of June 30, 2001, July 1, 2000 and June 30, 1999, respectively. Common stock reserved for future issuances is as follows:

	June 30,	July 1,	June 30,
	2001	2000	1999

	(In thousands)

Issuance under stock options	47,111	43,238	15,533

Issuance under employee stock purchase plan	1,943	750	—

Conversion of redeemable convertible preferred stock	—	—	36,346

Exercise of right to purchase redeemable convertible preferred stock	—	—	895

Total shares reserved	49,054	43,988	52,774

2000 Employee Stock Purchase Plan

      Effective June 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). An initial 750,000 shares of common stock were originally reserved for issuance under the ESPP. In addition, subject to the Board of Director’s discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP was and will be increased automatically by the numbers of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the aggregate shares reserved under the ESPP shall not exceed 22,500,000 shares.

      Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each February 1 and August 1, except that the first offering period commenced on June 21, 2000 and will end on July 31, 2002. Each offering period is comprised of four 6-month purchase periods, except for the first purchase period which was from June 21, 2000 to January 31, 2001. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the specified purchase date. There were 78,000 shares sold through the ESPP in fiscal 2001 for proceeds of $1,347,000. No shares were purchased under the ESPP as of July 1, 2000 or June 30, 1999.

Prior Stock Option Plans

      The Company’s 1998 Equity Incentive Plan (the “1998 Plan”) and the 1999 Executive Equity Incentive Plan (the “1999 Plan”) provided for the issuance of options to acquire 28,707,693 and 10,350,000 shares of common stock, respectively. Incentive stock options (“ISO”) may be granted under both the 1998 Plan and 1999 Plan only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees, officers, directors and consultants. The options may be granted at prices no less than 85% of the estimated fair value of the shares at the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the fair value of the shares on the date of grant, and (ii) the exercise price of any option granted to a 10% shareholder shall not be less than 110% of the fair value of the shares on the date of grant, respectively. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years (five years in certain instances) after the date of grant.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options granted prior to December 1999 are immediately exercisable, and options granted on or after December 1999 are generally exercisable only as the shares underlying the option become vested. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of that option recipient’s services to the Company. The Company is not obligated to repurchase such unvested shares. The repurchase price is the original exercise price, proportionately adjusted for any stock split or similar change in the capital structure of the Company. A stockholder who holds unvested shares is entitled to vote those shares and is entitled to receive dividends declared on those shares, but may not freely sell the shares until they become vested. There were 2,066,329, 4,445,853 and 6,275,078 shares issued under the 1998 Plan at June 30, 2001, July 1, 2000 and June 30, 1999 that were subject to repurchase, respectively. There were 685,939 and 1,719,373 shares issued under the 1999 Executive Equity Incentive Plan that were subject to repurchase at June 30, 2001 and July 1, 2000, respectively. Upon adoption of the 2000 Equity Incentive Plan (the “2000 Plan”), the Company transferred all shares available for grant under the 1998 Plan and the 1999 Plan to the 2000 Plan.

2000 Equity Incentive Plan

      The 2000 Plan was adopted by the Board of Directors on April 26, 2000 and became effective on June 20, 2000. Options granted under the 2000 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company. All other terms of options issued are generally the same as those described under the 1998 Plan and 1999 Plan. An initial 15,000,000 shares of common stock were originally reserved for issuance under the 2000 Plan. In addition, subject to the Board of Director’s discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the 2000 Plan was and will be increased automatically by the number of shares equal to 5% of the total outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that no more than 20,000,000 shares shall be issued as ISOs.

BlueLark 2000 Equity Incentive Plan

      As part of the acquisition of BlueLark described in Note 3, the Company assumed BlueLarks’s 2000 Equity Incentive Plan (the “BlueLark Plan”). There were incentive stock options and restricted stock awards granted under the BlueLark Plan. The incentive stock options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years after the date of grant. The restricted stock awards were 16.67% vested at the date of grant, with the remaining shares vesting ratably over 40 months. The Company has reserved 47,615 shares of its common stock for issuance upon exercise of the outstanding options under the BlueLark Plan. No shares are available for future grants under the BlueLark Plan. As of June 30, 2001, there were 153,899 shares of the Company’s common stock issued pursuant to the BlueLark Plan that were subject to repurchase by the Company.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity under the Company’s Equity Incentive Plans is as follows:

		Options Outstanding

	Options		Weighted
	Available		Average
	for Grant	Shares	Exercise Price

Authorized	21,807,693	—

Options granted	(18,050,884)	18,050,884	$0.08

Options exercised	—	(6,275,078)	0.07

Balance at June 30, 1999	3,756,809	11,775,806	0.08

Authorized	32,250,000	—

Options granted	(19,527,497)	19,527,497	6.45

Options exercised	—	(4,544,623)	0.44

Options canceled	136,500	(136,500)	1.04

Balance at July 1, 2000	16,615,812	26,622,180	4.68

Authorized	6,404,715	—

Options granted	(7,990,382)	7,990,382	30.67

Options assumed	(47,615)	47,615	0.88

Options exercised	—	(2,717,781)	0.65

Options canceled	398,855	(398,855)	29.03

Unvested shares repurchased	185,625	—	0.22

Balance at June 30, 2001	15,567,010	31,543,541	11.30

      The following table summarizes information concerning options outstanding and exercisable at June 30, 2001:

	Options Outstanding

		Weighted		Options Exercisable
		Average
Range of		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 0.05	7,022,806	7.29	$0.05	7,022,806	$0.05

$ 0.11-$ 0.44	3,953,255	8.04	0.30	3,953,255	0.30

$ 0.67-$ 0.89	3,194,025	8.46	0.80	2,351,442	0.76

$ 1.33-$ 1.56	2,003,056	8.59	1.44	449,678	1.44

$ 2.11-$12.81	1,680,866	9.30	6.28	184,282	2.11

$13.03-$13.44	3,016,883	9.55	13.11	282,181	13.31

$14.19-$14.71	3,153,151	8.85	14.66	885,962	14.67

$15.23-$20.00	3,056,899	9.01	19.22	747,191	19.41

$21.00-$48.56	3,465,600	9.45	36.51	—	—

$50.88-$88.13	997,000	9.36	68.07	—	—

$ 0.05-$88.13	31,543,541	8.53	11.30	15,876,797	2.24

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Compensation

      During the period from July 29, 1998 (date of inception) to June 30, 1999 and during fiscal 2000, the Company issued stock options under the 1998 Plan and the 1999 Plan at exercise prices deemed by the Board of Directors at the date of grant to be the fair value. The Company has recorded deferred compensation for the difference between the purchase price of the stock issued to employees under stock options and the subsequently deemed fair value of the Company’s stock at the date of grant. The total amount of deferred stock compensation recorded during fiscal 2000 and the period from July 29, 1998 (date of inception) to June 30, 1999 was $88,600,000 and $13,391,000, respectively. In addition, during fiscal 2001, the Company recorded $3,930,000 of deferred compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems, Inc. Deferred compensation is amortized to expense over the vesting period of the related options and restricted stock, generally four years. The Company amortized $32,754,000, $40,077,000 and $3,646,000 of deferred stock compensation during fiscal 2001, fiscal 2000 and the period from July 29, 1998 (date of inception) to June 30, 1999, respectively.

      As discussed in Note 2, the Company accounts for its stock compensation using the method prescribed by APB No. 25. Had the Company determined its stock compensation cost based on the fair value at the grant dates for its employee stock options (including shares granted under the ESPP) according to the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

			Period From
			July 29,
			1998
	Year Ended	Year Ended	(date of inception)
	June 30,	July 1,	to June 30,
	2001	2000	1999

	(In thousands, except per share data)

Net loss:

As reported	$(125,963)	$(60,291)	$(8,389)

Pro forma	(212,799)	(75,648)	(8,483)

Basic and diluted net loss per share:

As reported	$(1.21)	$(1.77)	$(0.71)

Pro forma	(2.05)	(2.22)	(0.72)

      The Company calculated the fair value of each award on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Employee Stock Options Granted During

			Period
			From
			July 29,	ESPP Shares
			1998	Granted During
			(date of
	Year Ended	Year Ended	inception)	Year Ended	Year Ended
	June 30,	July 1,	to June 30,	June 30,	July 1,
	2001	2000	1999	2001	2000

Expected life (in years)	4	4	4	1	1

Risk-free interest rate	5.06%	6.31%	4.96%	4.81%	6.17%

Expected volatility	70%	70%	70%	70%	70%

Dividends	—	—	—	—	—

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The weighted average estimated fair value of options granted during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999 was $17.30, $7.99 and $0.76, respectively. The weighted average estimated fair value of shares granted under the ESPP during fiscal 2001 and fiscal 2000 was $6.54.

11.     Income Taxes

      Due to operating losses and the inability to recognize the benefits therefrom, there is no tax provision for the period from July 29, 1998 (date of inception) to June 30, 1999. The provision for income taxes for the other periods presented consists of the following:

	Year Ended	Year Ended
	June 30,	July 1,
	2001	2000

	(In thousands)

Current provision:

Federal	$—	$—

State	250	—

Foreign	2,750	200

Total current provision	$3,000	$200

      The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes is explained below:

			Period
			From
			July 29,
			1998
			(date of
	Year Ended	Year Ended	inception)
	June 30,	July 1,	to June 30,
	2001	2000	1999

	(In thousands)

Tax benefit at federal statutory rate	$(43,037)	$(21,053)	$(2,936)

Foreign taxes	2,750	200	—

State taxes	250	—	—

In-process research and development	4,279	—	—

Unbenefited net operating losses, reserves and accruals	35,758	20,853	2,936

Total	$—	$—	$—

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets are as follows:

	June 30,	July 1,
	2001	2000

	(In thousands)

Net operating loss carryforwards	$24,264	$3,970

Reserves and accruals not currently deductible	30,651	4,416

Deferred compensation	7,908	17,488

Research credit carryforwards	2,424	952

Other	1,091	148

	66,338	26,974

Valuation allowance	(66,338)	(26,974)

Net deferred tax asset	$—	$—

      FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its deferred tax assets.

      The net valuation allowance increased by $39,364,000, $24,945,000 and $2,029,000, during fiscal 2001, fiscal 2000 and during the period from July 29, 1998 (date of inception) to June 30, 1999, respectively.

      As of June 30, 2001, the Company had net operating loss carryforwards for federal and state purposes of approximately $61,350,000 and $58,400,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,600,000 and $1,200,000, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2007 if not utilized.

      Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

12.     401(k) Plan

      Effective January 1, 1999, the Company adopted a 401(k) tax-deferred savings plan (the “Plan”) for essentially all of its employees. Eligible employees may make voluntary contributions to the Plan of up to 15% of their annual eligible compensation subject to certain limitations prescribed by the Internal Revenue Code. The Company does not make any matching contributions to the Plan.

13.     Business Segment Reporting

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

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Revenue from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Year Ended	Year Ended
	June 30,	July 1,
	2001	2000

Revenue:

North America	$298,688	$97,976

Rest of the world	72,255	3,961

Total	$370,943	$101,937

	June 30,	July 1,
	2001	2000

Long-Lived Assets:

North America	$94,544	$9,914

Rest of the world	1,988	1,710

Total	$96,532	$11,624

      During fiscal 2001, three customers accounted for 14%, 13% and 10% of revenue. The same three customers accounted for 14%, 15% and 11% of revenue during fiscal 2000.

14.     Litigation

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Company filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable.

      On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable.

      On August 13, 2001, Handspring and two of its officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for the Company’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints also name as defendants the underwriters for Handspring’s initial public offering. The Company has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with the Company’s initial public offering. Neither Handspring nor its officers have responded to the complaints.

15.     Selected Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial information for each of the quarters of the fiscal years ended June 30, 2001 and July 1, 2000. The Company believes this information reflects a fair presentation of such interim information in accordance with generally accepted accounting principles and the

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rules and regulations of the Securities and Exchange Commission. The results of any quarter are not necessarily indicative of the operating results for any future period. Selected unaudited quarterly results were as follows:

	Three Months Ended

	June 30,	March 31,	Dec. 30,	Sept. 30,	July 1,	April 1,	Jan. 1,	Oct. 2,
	2001	2001	2000	2000	2000	2000	2000	1999

	(In thousands, except per share data)

Revenue	$60,990	$123,820	$115,616	$70,517	$51,826	$34,321	$15,790	$—

Gross profit (loss) excluding amortization of deferred stock compensation	(19,114)	39,404	36,333	22,009	16,076	10,972	4,968	—

Net loss	(67,167)	(27,229)	(15,194)	(16,373)	(19,527)	(21,503)	(10,060)	(9,201)

Basic and diluted net loss per share	(0.60)	(0.26)	(0.15)	(0.17)	(0.43)	(0.61)	(0.32)	(0.38)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDSPRING, INC.

By:	/s/ DONNA L. DUBINSKY

Donna L. Dubinsky
President and Chief Executive Officer

Date: September 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	President, Chief Executive Officer, and a Director	September 28, 2001

Principal Financial and Accounting Officer:

/s/ BERNARD J. WHITNEY Bernard J. Whitney	Vice President and Chief Financial Officer	September 28, 2001

Additional Directors:

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	September 28, 2001

/s/ KIM B. CLARK Kim B. Clark	Director	September 28, 2001

/s/ L. JOHN DOERR L. John Doerr	Director	September 28, 2001

/s/ JEFFREY C. HAWKINS Jeffrey C. Hawkins	Director	September 28, 2001

/s/ WILLIAM E. KENNARD William E. Kennard	Director	September 28, 2001

/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman	Director	September 28, 2001

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001††
10.8	—	Reserved
10.9	—	International Manufacturing Contract between Registrant and Flextronics (Malaysia) SDN.BHD, dated June 29, 1999††(1)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Reserved
10.17	—	Retail Distribution Agreement between Registrant and CompUSA, Inc., dated March 13, 2000†(2)
10.18	—	Retail Distribution Agreement between Registrant and Staples, Inc., dated March 14, 2000, as amended†(2)
10.19	—	Reseller Agreement between Registrant and Best Buy Co., Inc., dated March 21, 2000†(2)
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001††(3)
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001††(3)
10.22	—	Standby Letter of Credit (Building 2, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)

Exhibit
Number		Exhibit Title

10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
21.1	—	List of Subsidiaries of Registrant
23.2	—	Consent of PricewaterhouseCoopers LLP

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

† Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

†† Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 29, 2000.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.