Form 10-Q
period 2001-09-29
HANDSPRING INC
filed 2001-11-13
CIK 1091822

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of October 26, 2001 there were 131,917,526 shares of the Registrant's common stock outstanding.

================================================================================

                                HANDSPRING, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                         PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements
              Condensed Consolidated Balance Sheets..................................................    1
              Condensed Consolidated Statements of Operations........................................    2
              Condensed Consolidated Statements of Cash Flows........................................    3
              Notes to Condensed Consolidated Financial Statements...................................    4
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....   7
Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................  19

                          PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................................  20
Item 2.     Changes in Securities and Use of Proceeds.................................................  20
Item 3.     Defaults Upon Senior Securities...........................................................  20
Item 4.     Submission of Matters to a Vote of Security Holders.......................................  20
Item 5.     Other Information.........................................................................  20
Item 6.     Exhibits and Reports on Form 8-K..........................................................  21
SIGNATURES............................................................................................  22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                HANDSPRING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 29, 2001    JUNE 30, 2001
                                                                  ------------------    -------------
                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................          $  60,683           $  87,580
   Short-term investments ..................................             16,351              33,943
   Accounts receivable, net ................................             22,170              12,850
   Prepaid expenses and other current assets ...............             33,368              19,473
   Inventories .............................................              6,750               2,857
                                                                      ---------           ---------
        Total current assets ...............................            139,322             156,703
Long-term investments ......................................             67,109              80,237
Property and equipment, net ................................             14,888              15,041
Intangibles and other assets ...............................              1,661               1,254
                                                                      ---------           ---------
        Total assets .......................................          $ 222,980           $ 253,235
                                                                      =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................          $  48,235           $  37,881
   Accrued liabilities .....................................             55,811              70,152
                                                                      ---------           ---------
        Total current liabilities ..........................            104,046             108,033
                                                                      ---------           ---------
Stockholders' equity:
   Common stock ............................................                132                 130
   Additional paid-in capital ..............................            369,429             368,166
   Deferred stock compensation .............................            (22,964)            (29,445)
   Accumulated other comprehensive income (loss) ...........               (312)                994
   Accumulated deficit .....................................           (227,351)           (194,643)
                                                                      ---------           ---------
        Total stockholders' equity .........................            118,934             145,202
                                                                      ---------           ---------
        Total liabilities and stockholders' equity .........          $ 222,980           $ 253,235
                                                                      =========           =========


     See accompanying notes to condensed consolidated financial statements

                                HANDSPRING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     QUARTER ENDED
                                                                         --------------------------------------
                                                                         SEPTEMBER 29, 2001  SEPTEMBER 30, 2000
                                                                         ------------------  ------------------
                                                                                      (UNAUDITED)
Revenue .............................................................       $  61,414           $  70,517
                                                                             ---------           ---------
   Costs and operating expenses:
   Cost of revenue ..................................................           56,102              48,508
   Research and development .........................................            7,025               4,782
   Selling, general and administrative ..............................           26,718              27,786
   Amortization of deferred stock compensation and intangibles (*)...            6,532               8,384
                                                                             ---------           ---------
           Total costs and operating expenses .......................           96,377              89,460
                                                                             ---------           ---------
Loss from operations ................................................          (34,963)            (18,943)
Interest and other income, net ......................................            3,005               3,320
                                                                             ---------           ---------
Loss before taxes ...................................................          (31,958)            (15,623)
Income tax provision ................................................              750                 750
                                                                             ---------           ---------
Net loss ............................................................        $ (32,708)          $ (16,373)
                                                                             =========           =========
Basic and diluted net loss per share ................................        $   (0.28)          $   (0.17)
                                                                             =========           =========
Shares used in calculating basic and diluted net loss per share......          116,619              96,582
                                                                             =========           =========


(*) Amortization of deferred stock compensation and intangibles:
    Cost of revenue .................................................        $     829           $   1,220
    Research and development ........................................            1,546               1,604
    Selling, general and administrative .............................            4,157               5,560
                                                                             ---------           ---------
                                                                             $   6,532           $   8,384
                                                                             =========           =========


     See accompanying notes to condensed consolidated financial statements

                                HANDSPRING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                        QUARTER ENDED
                                                                                         -------------------------------------------
                                                                                         SEPTEMBER 29, 2001       SEPTEMBER 30, 2000
                                                                                         ------------------       ------------------
                                                                                                         (UNAUDITED)
Cash flows from operating activities:
       Net loss ....................................................................         $ (32,708)               $ (16,373)
       Adjustment to reconcile net loss to net cash provided by (used in)
          operating activities:
          Depreciation and amortization ............................................             2,084                    1,376
          Amortization of deferred stock compensation and intangibles ..............             6,532                    8,384
          Amortization of premium or discount on available-for-sale securities, net                 23                     (278)
          Gain on sale of available-for-sale securities ............................              (724)                      --
       Changes in assets and liabilities:
                 Accounts receivable ...............................................            (9,259)                 (15,074)
                 Prepaid expenses and other current assets .........................           (14,119)                  (2,647)
                 Inventories .......................................................            (3,810)                    (130)
                 Intangibles and other assets ......................................                67                      (67)
                 Accounts payable ..................................................             9,634                   19,137
                 Accrued liabilities ...............................................           (14,795)                   9,477
                                                                                             ---------                ---------
                   Net cash provided by (used in) operating activities .............           (57,075)                   3,805
                                                                                             ---------                ---------
Cash flows from investing activities:
       Purchases of available-for-sale securities ..................................           (55,646)                 (50,156)
       Sales and maturities of available-for-sale securities .......................            87,185                    6,546
       Purchases of property and equipment .........................................            (1,864)                  (4,297)
                                                                                             ---------                ---------
                  Net cash provided by (used in) investing activities ..............            29,675                  (47,907)
                                                                                             ---------                ---------
Cash flows from financing activities:
       Principal payments on borrowings ............................................                --                      (83)
       Net proceeds from issuance of common stock upon exercise
          of underwriter's over-allotment ..........................................                --                   27,970
       Proceeds from issuance of common stock ......................................             1,265                       13
       Repurchase of common stock ..................................................                --                      (41)
                                                                                             ---------                ---------
                  Net cash provided by financing activities ........................             1,265                   27,859
                                                                                             ---------                ---------
                  Effect of exchange rate changes on cash ..........................              (762)                     (16)
                                                                                             ---------                ---------
Net decrease in cash and cash equivalents ..........................................           (26,897)                 (16,259)
Cash and cash equivalents:
       Beginning of period .........................................................            87,580                  196,548
                                                                                             ---------                ---------
       End of period ...............................................................         $  60,683                $ 180,289
                                                                                             =========                =========


     See accompanying notes to condensed consolidated financial statements

                                HANDSPRING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principals. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended June 30, 2001. The results of operations for the quarter ended September 29, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

   The Company's fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

   Certain prior period balances have been reclassified to conform to current period presentation.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and provides guidance for accounting under the purchase method. This statement is effective for all transactions initiated after June 30, 2001. SFAS No. 142 establishes accounting standards for recording goodwill. It prohibits the periodic recording of amortization expense on goodwill, and requires new methods of reviewing all intangible assets for impairments. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001 and, accordingly, the Company will adopt this standard at the beginning of fiscal 2003. The adoption is not expected to have a material impact on the Company's financial position and results of operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of certain long-lived assets to be disposed of. Although SFAS No. 144 supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 ("APB 30"), it retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and, accordingly, the Company will adopt this standard at the beginning of fiscal 2003. The adoption is not expected to have a material impact on the Company's financial position and results of operations.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                            QUARTER ENDED
                                                              ------------------------------------------
                                                              SEPTEMBER 29, 2001      SEPTEMBER 30, 2000
                                                              ------------------      ------------------
Net loss ...................................................     $ (32,708)               $ (16,373)
                                                                 =========                =========

Basic and diluted:
   Weighted average common shares outstanding ..............       131,307                  126,887
   Weighted average common shares subject to repurchase ....       (14,688)                 (30,305)
                                                                 ---------                ---------
Weighted average common shares used to compute basic
   and diluted net loss per share ..........................       116,619                   96,582
                                                                 =========                =========
Basic and diluted net loss per share .......................     $   (0.28)               $   (0.17)
                                                                 =========                =========



   Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

                                                         SEPTEMBER 29, 2001     SEPTEMBER 30, 2000
                                                         ------------------     ------------------
Common stock subject to repurchase ...............               12,969               28,359
Shares issuable under stock options ..............               30,772               27,460



   The weighted average repurchase price of unvested stock was $0.06 and $0.07 as of September 29, 2001 and September 30, 2000, respectively. The weighted-average exercise price of stock options outstanding was $10.63 and $5.85 as of September 29, 2001 and September 30, 2000, respectively.

4.  INVENTORIES

   The components of inventories are as follows (in thousands):


                                         SEPTEMBER 29, 2001     JUNE 30, 2001
                                         ------------------     -------------
Raw materials .................               $1,116               $1,174
Finished goods ................                5,634                1,683
                                              ------               ------
                                              $6,750               $2,857
                                              ======               ======



5.  COMPREHENSIVE LOSS

   The components of comprehensive loss are as follows (in thousands):

                                                                                       QUARTER ENDED
                                                                         ------------------------------------------
                                                                         SEPTEMBER 29, 2001      SEPTEMBER 30, 2000
                                                                         ------------------      ------------------
Net loss ......................................................               $(32,708)               $(16,373)
Other comprehensive income:
   Unrealized gain on securities ..............................                    118                      38
   Foreign currency translation adjustments ...................                 (1,424)                    265
                                                                              --------                --------
Comprehensive loss ............................................               $(34,014)               $(16,070)
                                                                              ========                ========



6.  BUSINESS SEGMENT REPORTING

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

                                                            QUARTER ENDED
                                                 ----------------------------------------
                                                 SEPTEMBER 29, 2001    SEPTEMBER 30, 2000
                                                 ------------------    ------------------
REVENUE:
   North America ......................               $57,387               $59,367
   Rest of the world ..................                 4,027                11,150
                                                      -------               -------
      Total ...........................               $61,414               $70,517
                                                      =======               =======


                                                 SEPTEMBER 29, 2001      JUNE 30, 2001
                                                 ------------------      -------------
LONG-LIVED ASSETS:
   North America ......................               $81,925               $94,544
   Rest of the world ..................                 1,733                 1,988
                                                      -------               -------
      Total ...........................               $83,658               $96,532
                                                      =======               =======



7.  LITIGATION

   On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on April 30, 2001, denying NCR's allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable.

   On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill's allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable.

   On August 13, 2001, Handspring and two of its officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for the Company's June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints also name as defendants the underwriters for Handspring's initial public offering. The Company has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with the Company's initial public offering. Neither Handspring nor its officers have responded to the complaints.

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

OVERVIEW

   We were incorporated in July 1998 to develop innovative handheld computers. Our goal is to become a global market leader in the handheld computing market, which includes the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities.

   Shipments of our first Visor products began in October 1999 for orders received through our Web site. Today we also sell our Visor line of handhelds through select distributors, retailers and e-commerce partners in the United States, Canada, Europe, Asia Pacific, Japan and the Middle East.

   Revenue is comprised almost entirely of sales of our handheld computers, modules and related accessories. Retail sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, the sales price is fixed or determinable and collection of the resulting receivable is probable. No significant post-delivery obligations exist with respect to revenue recognized. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty.

   As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with increased demand typically occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. It is unknown at this time how the recent terrorist attacks and resulting impact on the economy and consumer spending will affect holiday purchases. In addition, demand for our products may decline during the summer months because of typical decreased consumer spending patterns during this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

   Beginning in the fourth quarter of fiscal 2001, we saw significant adverse changes in the handheld market due to the economic slowdown, excess inventory, aggressive price reductions and increased competition from both PocketPC and Palm OS handheld manufacturers. The market for handheld computers continues to be difficult due to these factors.

   We believe that integrated wireless devices are the future of handheld computing and recognize that continued innovation in this area is critical to our future success. In October 2001, we introduced the Treo family of communicators that combine a mobile phone, wireless email, messaging, web browsing, and a Palm OS organizer. We plan to continue to invest in the development of the Treo family of communicators for both the consumer and enterprise markets.

RESULTS OF OPERATIONS

   REVENUE. Revenue for the first quarter of fiscal 2002 was $61.4 million as compared with $70.5 million for the same quarter of the previous fiscal year, a decline of 13%. Revenue decreased primarily due to price reductions that we made in response to increased competition, excess inventory and the overall slowdown in the economy. The revenue decrease also was attributable in part to a slight decline in unit sales between the two periods. These factors that adversely affected revenue were partially offset by the expansion of our Visor family of handheld computers to include new products with higher average selling prices. In addition, during the first quarter of fiscal 2002, we sold our products in more countries within Europe, Asia Pacific and the Middle East as compared to the same quarter of the previous fiscal year. However, revenue outside North America declined to 7% of revenue during the first quarter of fiscal 2002 as compared to 16% of revenue during the first quarter of fiscal 2001, primarily due to price reductions in Europe and Japan.

   COST OF REVENUE. Cost of revenue was $56.1 million for the first quarter of fiscal 2002 compared to $48.5 million for the same quarter of the previous fiscal year. Cost of revenue, excluding the amortization of deferred stock compensation, resulted in gross margin declining from 31% during the first quarter of fiscal 2001 to 9% during the first quarter of fiscal 2002. This decline was primarily attributable to pricing and promotion actions taken in order to increase demand and reduce inventory. Future gross margins may be adversely affected by new product introductions by our competitors, competitor pricing actions and higher inventory balances. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions and seasonal effects.

   RESEARCH AND DEVELOPMENT. Research and development expenses increased to $7.0 million during the first quarter of fiscal 2002 from $4.8 million during the same quarter of the previous fiscal year. This increase was primarily due to the hiring of additional personnel required for the development of new products. We believe that continued investment in research and development is critical to our plans to develop wireless communication products.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $26.7 million during the first quarter of fiscal 2002 from $27.8 million during the same quarter of the previous fiscal year due to general cost reductions made company-wide, including significant reductions in advertising and marketing activities, that offset increased spending on additional headcount. As a result of ongoing cost reduction efforts, we expect that selling, general and administrative expenses will be lower in absolute dollars throughout fiscal 2002 compared to fiscal 2001.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION AND INTANGIBLES. We recognized $6.5 million and $8.4 million of amortization of deferred stock compensation and intangibles during the first quarter of fiscal 2002 and the first quarter of fiscal 2001, respectively. This amount is primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

   As part of the acquisition of BlueLark Systems, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles are being amortized on a straight-line basis over three years.

   Future amortization of deferred stock compensation and intangibles is estimated to be $13.6 million, $8.2 million and $1.3 million for the fiscal years ending 2002, 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

   INTEREST AND OTHER INCOME, NET. Interest and other income, net decreased to $3.0 million during the first quarter of fiscal 2002 from $3.3 million during the first quarter of fiscal 2001. The decrease was primarily attributable to the lower average cash balances and lower interest rates during the first quarter of fiscal 2002 compared with the same quarter of fiscal 2001. Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates. During the first quarter of fiscal 2002 we recorded gains on our foreign subsidiaries' U.S. dollar liabilities as the dollar weakened against the entities' functional currencies. These gains partially offset the effect of the lower interest income during the quarter, and contrasted with foreign currency exchange losses in the same quarter of the previous year. We enter into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

   INCOME TAX PROVISION. The provision for income taxes was $750,000 during the first quarter of both fiscal 2002 and fiscal 2001. The provision for income taxes consists of foreign taxes related to our business outside of the United States. No provision for federal and state income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 29, 2001, we had cash, cash equivalents and short-term investments of $77.0 million, down $44.5 million from the balances as of June 30, 2001. The decrease was primarily attributable to the impact of recent price reductions, additional prepayments made to our suppliers for inventories and payments to our partners for certain excess and obsolete inventories owned by them that were identified during the fourth quarter of fiscal 2001.

   During the first quarter of fiscal 2002, we used $57.1 million of cash for operating activities. This usage was primarily attributable to our net loss during the quarter. An increase in our accounts receivable, prepaid expenses, other current assets and inventories, and a decrease in current liabilities also contributed significantly to the usage of cash during the quarter. These uses were partially offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation and intangibles. Operating activities during the first quarter of fiscal 2001 provided cash of $3.8 million. The net loss during this quarter and the usage of cash for an increase in receivables, prepaid expenses and other current assets was more than offset by the non-cash charges of depreciation and amortization and amortization of deferred stock compensation, as well as cash provided by an increase in current liabilities.

   As of September 29, 2001, we had prepaid $25.7 million for inventory held on our behalf by Modus Media International, our logistics partner responsible for the pack-out process for all of our handheld computers. This prepayment was applied to the total inventory that we purchased from Modus in October 2001 when we amended our agreement with them. Under the amended agreement, we now own all inventory held at Modus until it is sold and title transfers to the customer. Prior to this amendment we took title to all products at the point of transfer to the common carrier.

   Net cash provided by investing activities during the first quarter of fiscal 2002 was $29.7 million, consisting primarily of cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment. During the first quarter of fiscal 2001 we used $47.9 million for investing activities, predominantly attributable to the purchases of available-for-sale securities, and to a lesser extent the purchases of property and equipment, partially offset by the cash received from the sales and maturities of available-for-sale securities.

   Net cash provided by financing activities was $1.3 million during the first quarter of fiscal 2002, consisting entirely of cash received upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program. During the first quarter of fiscal 2001 there was $27.9 million of cash provided by financing activities, primarily attributable to the underwriters of our initial public offering exercising their over-allotment to purchase 1,500,000 shares of common stock.

   Our future capital requirements will depend on many factors, including the level and timing of our revenue and expenses. We believe that our cash, cash equivalents and investments will be sufficient to meet our working capital needs for at least the next 12 months. To the extent that we grow more rapidly than expected in the future or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need additional cash to finance our operating and investing needs. However, depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. We intend to invest the cash in excess of current operating requirements in interest-bearing, investment-grade securities with maturities no greater than two years.

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

   - increased competition from new devices such as those from Compaq, Palm and Sony;

   - further price reductions by Palm or other competitors on their older devices that could cause reduced sales of Handspring Visor products;

   -  the timely introduction of new products by us and our competitors;

   -  market acceptance of existing and future versions of our products;

   -  the seasonality of our product sales;

   - our success in developing and marketing products for the wireless voice and data markets;

   -  the price of products that both we and our competitors offer;

   - fluctuations in manufacturing costs we pay to produce our handheld computers; and

   -  the mix of products that we offer.

A GENERAL DECLINE IN ECONOMIC CONDITIONS COULD LEAD TO REDUCED DEMAND FOR OUR PRODUCTS.

   The current downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, we could see a significant additional decrease in the overall demand for our products that could harm our operating results. The risk that economic conditions will not improve in the near term has been compounded by the terrorist attacks on the World Trade Center and the Pentagon that occurred in September 2001, and the subsequent acts of bioterrorism.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MIGHT NOT ACHIEVE OR MAINTAIN PROFITABILITY.

   Our accumulated deficit as of September 29, 2001 was approximately $227.4 million. We had net losses of approximately $32.7 million during the first quarter of fiscal 2002 and $16.4 million during the same quarter of the previous fiscal year. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation and intangibles, which will contribute to our net losses. As of September 29, 2001, we had a total of $23.4 million of deferred compensation and intangibles to be amortized. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

WE DEPEND HEAVILY ON OUR LICENSE FROM PALM AND ITS FOCUS ON ITS LICENSING BUSINESS. OUR FAILURE TO MAINTAIN THIS LICENSE OR A CHANGE IN PALM'S BUSINESS FOCUS COULD SERIOUSLY HARM OUR BUSINESS.

   Our license of the Palm OS operating system is critical to our Visor handheld computers. If the license is not maintained or if Palm changes its business focus, it could seriously harm our business. This could happen in several ways. First, we could breach the license agreement, in which case Palm would be entitled to terminate the license. Second, if Palm were to be acquired, the new licensor may not be as strategically aligned with us as Palm. Third, Palm has announced that it is separating its software business into a new division, which may be spun off as a separate entity. It is unclear how that restructuring will affect us. Moreover, we are dependent on Palm to continuously upgrade the Palm OS to operate on faster processors and otherwise remain competitive with other handheld operating systems.

   The Palm OS operating system license agreement was renewed in April 2001 and extends until April 2009. Upon expiration or termination of the license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following its expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. In addition, there are limitations on our ability to assign the Palm license agreement to a third-party. The existence of these license termination provisions and limitations on assignment may have an anti-takeover effect in that it could discourage third parties from seeking to acquire us.

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

THE DEVELOPMENT OF NEW PRODUCTS AND SERVICES IS LENGTHY AND COSTLY AND REQUIRES HIGH LEVELS OF INNOVATION.

If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market, which will affect our ability to successfully compete. We cannot guarantee that we will be able to introduce new products on a timely or cost-effective basis or that customer demand will meet our expectations.

OUR EFFORTS TO REDUCE OUR EXPENSES FOLLOWING THE RECENT ADVERSE CHANGES IN THE HANDHELD COMPUTER MARKET MAY NOT BE SUCCESSFUL.

   Beginning in the fourth quarter of fiscal year 2001, we saw significant adverse changes in the handheld market that caused our revenue to decline by 51% from our third fiscal quarter and our gross margins to decline substantially. In the first and second quarters of fiscal year 2002, we implemented a cost reduction program to lower overall costs and expenses. Cost reduction measures included decreasing our work force by approximately 14%, changing some positions from full to part time status, canceling certain projects, reducing marketing activities, deciding to substantially shut down the company during Christmas week, changing our business model in some international markets and altering our technical support and repair strategies.

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

OUR BUSINESS COULD BE HARMED BY LAWSUITS THAT HAVE BEEN FILED, OR MAY IN THE FUTURE BE FILED, AGAINST PALM INVOLVING THE PALM OS OPERATING SYSTEM.

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

   We sell our products through retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. We began using retailers in March 2000 to resell our products in their stores in the United States. Currently, our three largest retail partners are Best Buy, Staples and Wynit (which distributes to CompUSA). Since that time we have added numerous additional retail and online partners within the United States. We also have expanded into international markets and now offer our products through distributors in Asia Pacific, Canada, Japan, Europe and the Middle East. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

   As the global information technology market weakens, the likelihood of the erosion of the financial condition of these distributors and retailers increases, which could cause a disruption in distribution as well as a loss of any of our outstanding accounts receivable.

   We are subject to many risks relating to the distribution of our products by retailers and distributors, including the following:

   - if we reduce the prices of our products, as we did for the first time in the fourth quarter of fiscal year 2001, we may have to compensate retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices;

   - product returns from retailers and distributors could increase as a result of our strategic interest in assisting retailers and distributors in maintaining appropriate inventory levels;

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

   A portion of our revenue is generated through our Web site. As a result, we must maintain our computer systems in good operating order and protect them against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. Our servers currently are co-located with Exodus Communications, which recently filed for Chapter 11 bankruptcy protection due to its financial difficulties. Any disruption in the co-location services provided by Exodus or its failure to handle current or higher volumes of use could have a material adverse effect on our business. Despite precautions we have taken and improvements that we have made, unanticipated problems affecting our systems have in the past and could in the future cause temporary interruptions or delays in the services we provide. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

   Our facilities, information systems and general business operations, and those of our partners and customers, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control, including the possibility of terrorist attacks. The business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business

OUR PRODUCTION COULD BE SERIOUSLY HARMED IF WE EXPERIENCE COMPONENT SHORTAGES OR IF OUR SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

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

THE CHANGE IN OUR INVENTORY SYSTEM WITH MODUS MEDIA INTERNATIONAL COULD EXPOSE US TO RISK OF LOSS FOR DAMAGED PRODUCTS NOT MANAGED BY US.

In October 2001, we amended our agreement with Modus Media International. Under the amended agreement, we own but do not directly manage the inventory held at Modus's facilities. We are in the process of implementing operational procedures with Modus with respect to handling this inventory. While Modus is contractually obligated for all risk of loss or damage to this inventory, if such inventory were to be lost or damaged, or if appropriate operational procedures are not successfully implemented, our ability to meet customer demand for our products would be harmed.

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

   We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products such as the Treo family of wireless communicators, or enhancing our existing products on a timely basis. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

IF WE ARE NOT SUCCESSFUL IN THE DEVELOPMENT AND INTRODUCTION OF TREO AND OTHER NEW WIRELESS COMMUNICATOR PRODUCTS AND RELATED SERVICES, DEMAND FOR OUR PRODUCTS COULD DECREASE.

   We depend on our ability to develop new or enhanced products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully and develop and bring to market new products and services in a timely manner. In addition, our product and service innovations may not achieve the market penetration or price stability necessary for profitability. If we are unsuccessful at developing and introducing new products and services that are appealing to customers, our business and operating results would be negatively impacted.

   As the use of handheld computers and wireless communication devices continue to evolve, we plan to continue to develop products and services that compliment our existing ones and products and services in new areas where we see technology trends moving. For example, in October 2001, we announced our new Treo family of wireless communicators. This development effort focuses on new wireless technologies, as opposed to more traditional handheld electronic organizers where we have more extensive engineering and marketing experience. Also, we face uncertainties as we evolve our business to include the licensing of our Blazer Web browser, including our ability to support a much larger user base. If we fail to successfully develop and commercialize Treo, Blazer and other innovative wireless products and services, our business would be harmed.

OUR TREO WIRELESS COMMUNICATOR PRODUCTS PRESENT MANY SIGNIFICANT RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL.

   The expansion of our business beyond traditional handheld computers to our Treo wireless communicator products present many significant risks and uncertainties, many of which are beyond our control. Factors that could affect the success of Treo include:

   - Our need to establish appropriate relationships, and build on our existing relationships, with wireless carriers on reasonable terms;

   - The wireless carriers' interest and success in testing Treo on their networks;

   - The quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

   - The degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote Treo after it becomes commercially available;

   - The pricing and terms of rate plans that the wireless carriers will offer for use with Treo;

   - The timing of the build-out of advanced wireless networks such as General Packet Radio Service (GPRS), also known as 2.5G, that will enhance the user experience for data applications including email;

   - Our plans to deliver additional software that will enable Treo to fully exploit the benefits of GPRS networks;

   - The availability of the monochrome display version of Treo in early 2002 and color display version in mid-2002;

   -  The type of distribution channels where Treo will be available;

   -  The end user price of Treo; and

   - The extent to which people will appreciate, and therefore purchase, a product like Treo that combines multiple functions in a pocket sized device.

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

   We experienced significant excess capacity for the first time in the fourth quarter of fiscal 2001 when the slowing global economy, aggressive price reductions by Palm and increased competition resulted in our sales falling substantially below our forecasts. As a result, our inventory balances and inventory commitments were higher than our forecasted future sales, causing us to take a charge of $26.8 million for excess inventory and related costs during the fourth quarter of fiscal 2001.

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

WE FACE SEASONALITY IN OUR SALES, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

   Seasonal variations in our sales may lead to fluctuations in our quarterly operating results. As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with increased demand typically occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. It is unknown at this time how the recent terrorist attacks and resulting impact on the economy and consumer spending will affect holiday purchases. In addition, demand for our products may decline during the summer months because of typical decreased consumer spending patterns during this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

OUR FAILURE TO DEVELOP BRAND RECOGNITION COULD LIMIT OR REDUCE THE DEMAND FOR OUR PRODUCTS.

   We believe that continuing to strengthen our brand is critical to increasing demand for and achieving widespread acceptance of our products. Some of our competitors and potential competitors have better name recognition and more powerful brands. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to produce well received new products. However, currently we have only limited marketing resources given our focus on reducing our overall costs while increasing research and development expenditures for new wireless communication products. Moreover, brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brand.

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

   - licensees of the Microsoft's PocketPC operating system for handheld devices such as Casio, Compaq and Hewlett-Packard;

   - licensees of Symbian EPOCH operating systems for wireless communication devices such as Panasonic and Siemens;

   - other Palm OS operating system licensees, including Acer, Handera, Sony and Symbol;

   - smart phone manufacturers such as Ericsson, Kyocera, Motorola, Nokia and Samsung;

   - Research In Motion Limited, or RIM, a leading provider of wireless email, instant messaging and Internet connectivity; and

   -  Danger, a provider of integrated wireless products and services.

   We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products, cause intense price competition and result in reduced gross margins and loss of market share.

   Our failure to compete successfully against current or future competitors could seriously harm our business. We cannot be sure that we will have sufficient resources or that we will be able to make the technological advances necessary to be competitive.

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

OUR PRODUCTS ALSO COULD BE AFFECTED BY VIRUSES AND SECURITY RISKS.

   There have been computer viruses and security risks impacting handheld device operating systems and wireless networks. It is possible that these viruses and security risks may become more prevalent, particularly as handheld computers and communication devices are more commonly used for wireless applications that facilitate the sharing of files and other information. Such viruses and security risks, and their attendant publicity, may adversely impact sales of our products.

IF WE LOSE OUR KEY PERSONNEL, WE MAY NOT BE ABLE TO MANAGE OUR BUSINESS SUCCESSFULLY.

   Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer and Edward
T. Colligan, our Chief Operating Officer. The loss of the services of any of these or any of our other senior level management, or other key employees, could harm our business.

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

   Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. We filed an answer on April 30, 2001, denying NCR's allegations and asserting counterclaims. On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. We filed an answer on August 1, 2001, denying DataQuill's allegations and asserting counterclaims. We believe that the claims in both lawsuits are without merit and intend to defend vigorously against them.

   We may in the future receive other notices of claims that our products infringe or may infringe on intellectual property rights. Any litigation to determine the validity of such claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot assure that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

   -  pay substantial damages and costs;

   -  cease the manufacture, use or sale of infringing products;

   -  discontinue the use of certain technology; or

   - obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms, or at all.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

   We now sell our products in Asia Pacific, Canada, Europe, Japan and the Middle East in addition to the United States. We expect to enter additional international markets over time. If our revenue from international operations increases as a percentage of our total revenue, we will be subject to increased exposure to international risks. In addition, the facilities where our products are and will be manufactured are located outside the United States. A substantial number of our material suppliers also are based outside of the United States and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

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

   In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We recently have been named as a party in several purported securities class action lawsuits that claim that the prospectus for Handspring's June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement that we entered into with them in connection with our initial public offering.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD AFFECT OUR STOCK PRICE.

   If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. Many of the shares eligible for sale in the public market are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans, will continue to become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the securities rules and regulations applicable to these shares.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. We filed an answer on April 30, 2001, denying NCR's allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable.

   On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill's allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable.

   On August 13, 2001, Handspring and two of our officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring's June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring's initial public offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with our underwriters in connection with our initial public offering. Neither Handspring nor our officers have responded to the complaints.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 EXHIBIT
 NUMBER                                   EXHIBIT TITLE
 ------                                   -------------
10.30                                     Incentive Bonus Program FY 2002


(b) Reports on Form 8-K.

   We did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001                    HANDSPRING, INC.

                                           By:   /s/ BERNARD J. WHITNEY
                                              ---------------------------------
                                              Bernard J. Whitney
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------
10.30          Incentive Bonus Program FY 2002