Form 10-K405/A
period 2001-06-30
HANDSPRING INC
filed 2002-01-03
CIK 1091822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

                         (Amendment No. 1 to Form 10-K)

                               -------------------

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

   The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held on November 14, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                HANDSPRING, INC.

                        2001 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                  PART IV                                      ----

Item 14. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K    3
SIGNATURES...................................................................................    5


                                EXPLANATORY NOTE

        The sole purpose of this Form 10-K/A is to file a revised exhibit 10.7 to the Registrant's Form 10-K, which was originally filed with the Securities and Exchange Commission on September 28, 2001. Confidential treatment of portions of exhibit 10.7 has been granted by the Securities and Exchange Commission; other portions for which confidential treatment was sought but not granted, which were redacted in the previous filing of the exhibit, have been unredacted. No changes have been made to the text of the Form 10-K other than to
Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

  10.2    1998 Equity Incentive Plan*(1)

  10.3    1999 Executive Equity Incentive Plan*(1)

  10.4    Form of 2000 Equity Incentive Plan*(1)

  10.5    Form of 2000 Employee Stock Purchase Plan*(1)

  10.6    Single Tenant Absolute Net Lease between Registrant and Chan-Paul
          Partnership dated June 22, 1999 (1)

  10.7 Software License Agreement between Registrant and Palm, Inc., dated as of April 10, 2001++

  10.8    Reserved

  10.9    International Manufacturing Contract between Registrant and
          Flextronics (Malaysia) SDN.BHD dated June 29, 1999++ (1)

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

  10.12 Offer Letter of Employment between Registrant and Bernard Whitney dated May 31, 1999*(1)

  10.13   Stock Option Agreement between Registrant and Edward Colligan dated
          October 12, 1998*(1)

  10.14   Lease between Registrant and Spieker Properties, L.P. dated April 24,
          2000(1)

  10.15   Form of Outside Director Stock Option Agreement*(1)

  10.16   Reserved

  10.17   Retail Distribution Agreement between Registrant and CompUSA, Inc.
          dated March 13, 2000+(2)

  10.18   Retail Distribution Agreement between Registrant and Staples, Inc.
          dated March 14, 2000, as amended+(2)

  10.19   Reseller Agreement between Registrant and Best Buy Co., Inc. dated
          March 21, 2000+(2)

  10.20   Lease Agreement (Building 2) between Registrant and M-F Downtown
          Sunnyvale, LLC, dated as of February 14, 2001++ (3)

  10.21   Lease Agreement (Building 3) between Registrant and M-F Downtown
          Sunnyvale, LLC, dated as of February 14, 2001++ (3)

  10.22   Standby Letter of Credit (Building 2, Security Deposit) between
          Registrant and Wells Fargo Bank, National Association (3)

  10.23   Standby Letter of Credit (Building 2, Tenant Improvements) between
          Registrant and Wells Fargo Bank, National Association (3)

  10.24   Standby Letter of Credit (Building 3, Security Deposit) between
          Registrant and Wells Fargo Bank, National Association (3)

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------
  10.25   Standby Letter of Credit (Building 3, Tenant Improvements) between
          Registrant and Wells Fargo Bank, National Association (3)

  10.26   Form of Addendum to Standby Letter of Credit between Registrant and
          Wells Fargo Bank, National Association (3)

  10.27   Securities Account Control Agreement among Registrant, Wells Fargo
          Bank, National Association, acting through its Investment Group, and
          Wells Fargo Bank, National Association, acting through its Peninsula
          Technology RCBO Office, dated as of February 16, 2001 (3)

  10.28   Security Agreement between Registrant and Wells Fargo Bank, National
          Association, dated as of February 16, 2001 (3)

  10.29   Addendum to Security Agreement between Registrant and Wells Fargo
          Bank, National Association, dated as of February 16, 2001 (3)

  21.1    List of Subsidiaries of Registrant (4)

  23.2    Consent of PricewaterhouseCoopers LLP (4)


----------

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

(4) Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(b)  Reports on Form 8-K.

     No such reports were filed in the fourth quarter of 2001.

(c)  Exhibits -- See (a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HANDSPRING, INC.
                                          --------------------------------------
                                          (Registrant)


Dated: January 3, 2002
                                           /s/ Bernard J. Whitney
                                          --------------------------------------
                                          Bernard J. Whitney, Vice President and
                                          Chief Financial Officer  (Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT TITLE
------    -------------

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

   4.1    Specimen Common Stock Certificate(1)

   4.2    Amended and Restated Investors' Rights Agreement dated July 7, 1999(1)

   10.1 Form of Indemnity Agreement entered into between Registrant and all executive officers and directors (1)

   10.2   1998 Equity Incentive Plan*(1)

   10.3   1999 Executive Equity Incentive Plan*(1)

   10.4   Form of 2000 Equity Incentive Plan*(1)

   10.5   Form of 2000 Employee Stock Purchase Plan*(1)

   10.6 Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership dated June 22, 1999 (1)

   10.7 Software License Agreement between Registrant and Palm, Inc., dated as of April 10, 2001++

   10.8   Reserved

   10.9 International Manufacturing Contract between Registrant and Flextronics (Malaysia) SDN.BHD dated June 29, 1999++ (1)

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

   10.12 Offer Letter of Employment between Registrant and Bernard Whitney dated May 31, 1999*(1)

   10.13 Stock Option Agreement between Registrant and Edward Colligan dated October 12, 1998*(1)

   10.14 Lease between Registrant and Spieker Properties, L.P. dated April 24, 2000(1)

   10.15  Form of Outside Director Stock Option Agreement*(1)

   10.16  Reserved

   10.17 Retail Distribution Agreement between Registrant and CompUSA, Inc. dated March 13, 2000+(2)

   10.18 Retail Distribution Agreement between Registrant and Staples, Inc. dated March 14, 2000, as amended+(2)

   10.19 Reseller Agreement between Registrant and Best Buy Co., Inc. dated March 21, 2000+(2)

   10.20 Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001++ (3)

   10.21 Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001++ (3)

   10.22 Standby Letter of Credit (Building 2, Security Deposit) between Registrant and Wells Fargo Bank, National Association (3)

   10.23 Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association (3)

   10.24 Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association (3)

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------

   10.25 Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association (3)

   10.26 Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association (3)

   10.27 Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group, and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001 (3)

   10.28 Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001 (3)

   10.29 Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001 (3)

   21.1   List of Subsidiaries of Registrant (4)

   23.2   Consent of PricewaterhouseCoopers LLP (4)

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

(4) Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.