Form 10-Q
period 2001-12-29
HANDSPRING INC
filed 2002-02-12
CIK 1091822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30719

HANDSPRING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0490705 (I.R.S. Employer Identification Number)

189 Bernardo Avenue
Mountain View, CA 94043
(Address of Principal Executive Offices, including Zip Code)

(650) 230-5000
(Registrant’s telephone number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of January 31, 2002 there were 142,343,675 shares of the Registrant’s common stock outstanding.

HANDSPRING, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HANDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 29,	June 30,
	2001	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,560	$87,580
Short-term investments	7,141	33,943
Accounts receivable, net	26,896	12,850
Prepaid expenses and other current assets	6,803	19,473
Inventories	22,577	2,857

Total current assets	168,977	156,703
Long-term investments	62,789	80,237
Property and equipment, net	15,019	15,041
Intangibles and other assets	1,613	1,254

Total assets	$248,398	$253,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,700	$37,881
Accrued liabilities	54,485	70,152

Total current liabilities	96,185	108,033

Stockholders’ equity:
Common stock	142	130
Additional paid-in capital	417,209	368,166
Deferred stock compensation	(17,581)	(29,445)
Accumulated other comprehensive income (loss)	(378)	994
Accumulated deficit	(247,179)	(194,643)

Total stockholders’ equity	152,213	145,202

Total liabilities and stockholders’ equity	$248,398	$253,235

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

		(unaudited)
Revenue	$70,512	$115,616	$131,926	$186,133

Costs and operating expenses:
Cost of revenue	58,591	79,283	114,693	127,791
Research and development	5,953	4,884	12,978	9,666
Selling, general and administrative	20,968	40,743	47,686	68,529
Amortization of deferred stock compensation and intangibles(*)	5,434	8,191	11,966	16,575

Total costs and operating expenses	90,946	133,101	187,323	222,561

Loss from operations	(20,434)	(17,485)	(55,397)	(36,428)
Interest and other income, net	706	3,041	3,711	6,361

Loss before taxes	(19,728)	(14,444)	(51,686)	(30,067)
Income tax provision	100	750	850	1,500

Net loss	$(19,828)	$(15,194)	$(52,536)	$(31,567)

Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.44)	$(0.32)

Shares used in calculating basic and diluted net loss per share	122,183	100,922	119,401	98,752

(*)Amortization of deferred stock compensation and intangibles:
Cost of revenue	$696	$1,193	$1,525	$2,413
Research and development	1,260	1,552	2,806	3,156
Selling, general and administrative	3,478	5,446	7,635	11,006

	$5,434	$8,191	$11,966	$16,575

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	December 29,	December 30,
	2001	2000

	(unaudited)

Cash flows from operating activities:
Net loss	$(52,536)	$(31,567)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,110	3,003
Amortization of deferred stock compensation and intangibles	11,966	16,575
Amortization of premium or discount on available-for-sale securities, net	36	(914)
Gain on sale of available-for-sale securities	(784)	(5)
Changes in assets and liabilities:
Accounts receivable	(14,067)	(18,876)
Prepaid expenses and other current assets	12,235	(5,532)
Inventories	(19,936)	(414)
Intangibles and other assets	60	(63)
Accounts payable	3,440	26,913
Accrued liabilities	(15,891)	17,909

Net cash provided by (used in) operating activities	(71,367)	7,029

Cash flows from investing activities:
Purchases of available-for-sale securities	(62,675)	(138,942)
Sales and maturities of available-for-sale securities	107,632	42,389
Purchases of property and equipment	(4,065)	(6,832)

Net cash provided by (used in) investing activities	40,892	(103,385)

Cash flows from financing activities:
Principal payments on borrowings	—	(83)
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	46,971	—
Net proceeds from issuance of common stock upon exercise of underwriter’s over-allotment from initial public offering	—	27,969
Proceeds from issuance of common stock	2,084	143
Repurchase of common stock	—	(41)

Net cash provided by financing activities	49,055	27,988

Effect of exchange rate changes on cash	(600)	23

Net increase (decrease) in cash and cash equivalents	17,980	(68,345)
Cash and cash equivalents:
Beginning of period	87,580	196,548

End of period	$105,560	$128,203

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principals. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended June 30, 2001. The results of operations for the three and six months ended December 29, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

     Certain prior period balances have been reclassified to conform to current period presentation.

2. Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and provides guidance for accounting under the purchase method. This statement is effective for all transactions initiated after June 30, 2001. SFAS No. 142 establishes accounting standards for recording goodwill. It prohibits the periodic recording of amortization expense on goodwill, and requires new methods of reviewing all intangible assets for impairments. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001 and, accordingly, the Company will adopt this standard at the beginning of fiscal 2003. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of certain long-lived assets to be disposed of. Although SFAS No. 144 supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 (APB 30), it retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and, accordingly, the Company will adopt this standard at the beginning of fiscal 2003. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

Net loss	$(19,828)	$(15,194)	$(52,536)	$(31,567)

Basic and diluted:
Weighted average common shares outstanding	133,165	126,862	132,236	126,875
Weighted average common shares subject to repurchase	(10,982)	(25,940)	(12,835)	(28,123)

Weighted average common shares used to compute basic and diluted net loss per share	122,183	100,922	119,401	98,752

Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.44)	$(0.32)

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	December 29,	December 30,
	2001	2000

Common stock subject to repurchase	9,096	23,859
Shares issuable under stock options	29,357	28,812

     The weighted average repurchase price of unvested stock was $0.06 as of both December 29, 2001 and December 30, 2000. The weighted-average exercise price of stock options outstanding was $10.67 and $8.92 as of December 29, 2001 and December 30, 2000, respectively.

4. Inventories

     The components of inventories are as follows (in thousands):

	December 29,	June 30,
	2001	2001

Raw materials	$5,030	$1,174
Finished goods	17,547	1,683

	$22,577	$2,857

5. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

Net loss	$(19,828)	$(15,194)	$(52,536)	$(31,567)
Other comprehensive income:
Unrealized gain (loss) on securities	(153)	257	(35)	295
Foreign currency translation adjustments	86	(374)	(1,338)	(109)

Comprehensive loss	$(19,895)	$(15,311)	$(53,909)	$(31,381)

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

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

Revenue:
North America	$61,141	$92,666	$118,528	$152,033
Rest of the world	9,371	22,950	13,398	34,100

Total	$70,512	$115,616	$131,926	$186,133

	December 29,	June 30,
	2001	2001

Long-Lived Assets:
North America	$76,991	$94,544
Rest of the world	2,430	1,988

Total	$79,421	$96,532

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

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

     On August 13, 2001, Handspring and two of its officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for the Company’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints also name as defendants the underwriters for Handspring’s initial public offering. The Company has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with the Company’s initial public offering. These cases have been consolidated with many cases against other parties in the United States District Court for the Southern District of New York. The court has adjourned indefinitely the time to respond to the complaints pending resolution of major issues in all cases, so neither Handspring nor its officers have responded to the complaints.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We may make statements in this Form 10-Q, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as believe, expect, anticipate, intend, plan, and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in Factors Affecting Future Results and elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     We were incorporated in July 1998 to develop innovative handheld computers. Our goal is to become a global market leader in the handheld computing market, which includes the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities.

     Shipments of our first Visor products began in October 1999 for orders received through our Web site. Today we also sell our Visor line of handhelds through select distributors, retailers and e-commerce partners in the United States, Canada, Europe, Asia and the Middle East. In October 2001, we announced our Treo family of communicators that combine a mobile phone, wireless email, messaging, Web browsing, and a Palm OS organizer. During the second quarter of fiscal 2002 we shipped limited volumes of Treo to distribution partners in Europe and Asia, and just recently began selling the product in the United States via our Web site. We expect to ship Treo to distributors and retailers in the United States before the end of the third quarter of fiscal 2002. We believe that integrated wireless devices are the future of handheld computing and recognize that continued innovation in this area is critical to our future success. We plan to continue to invest in the development of the Treo family of communicators for both the consumer and enterprise markets.

     Revenue to date is comprised almost entirely of sales of our handheld computers, modules and related accessories. Retail sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized. Provisions are made at the time the related revenue is recognized for estimated product returns and warranty.

     As is typical for other companies in our industry, we have experienced seasonality in the sales of our products with increased demand typically occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season, in particular during the last few weeks of December. In addition, demand for our products may decline after the holiday season, particularly during the summer months, because of typical decreased consumer spending patterns during this period. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

     Beginning in the fourth quarter of fiscal 2001, we saw significant adverse changes in the handheld market due to the economic slowdown, excess inventory, aggressive price reductions and increased competition from both PocketPC and Palm OS handheld manufacturers. The market for handheld computers continues to be difficult due to these factors.

     During December 2001, we completed an underwritten public offering of 7.0 million shares of common stock at a price to the public of $5.50 per share, plus an additional 36,000 shares pursuant to the underwriters’ over-allotment option. In addition, QUALCOMM Incorporated made an investment of $10.0 million to purchase 1.8 million shares of our common stock. Net of offering expenses, these transactions resulted in proceeds of $47.0 million.

Results of Operations

     Revenue. Revenue for the second quarter of fiscal 2002 was $70.5 million compared with $115.6 million for the same quarter of the previous fiscal year, a decline of 39%. Revenue for the first six months of fiscal 2002 was $131.9 million compared with $186.1 million during the same period of the previous fiscal year, a decline of 29%. Revenue decreased primarily due to price reductions that we made in response to increased competition, excess inventory and the overall slowdown in the economy. The revenue decrease also was attributable in part to a decline in unit sales between the periods, as well as a higher mix of our lower priced units being sold during the second quarter and the first six months of fiscal 2002 compared with the same periods of the previous year. Revenue outside North America declined to 13% of revenue during the second quarter of fiscal 2002 from 20% of revenue during the second quarter of fiscal 2001, and to 10% of revenue during the first six months of fiscal 2002 from 18% during the same period of the previous fiscal year, primarily due to price reductions in Europe and Japan.

     Cost of revenue. Cost of revenue was $58.6 million for the second quarter of fiscal 2002 compared to $79.3 million for the same quarter of the previous fiscal year. For the first six months of fiscal 2002 and 2001, cost of revenue was $114.7 million and $127.8 million, respectively. Excluding the amortization of deferred stock compensation, cost of revenue resulted in gross margin declining from 31% during the second quarter and first six months of fiscal 2001 to 17% during the second quarter of fiscal 2002 and 13% during the first six months of fiscal 2002. This decline was primarily attributable to pricing and promotion actions taken in order to increase demand and reduce inventory. Future gross margins may be adversely affected by new product introductions by our competitors, competitor pricing actions and higher inventory balances. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions and seasonal effects.

     Research and development. Research and development expenses increased to $6.0 million during the second quarter of fiscal 2002 from $4.9 million during the same quarter of the previous fiscal year, and to $13.0 million during the first six months of fiscal 2002 from $9.7 million during the same period of fiscal 2001. The increases were primarily due to the hiring of additional personnel required for the development of new products, including our Treo communicator. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communication products.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $21.0 million and $47.7 million during the second quarter and the first six months of fiscal 2002, respectively, from $40.7 million and $68.5 million during the same periods of the previous fiscal year. The decreases were primarily due to general cost reductions made company-wide, including significant reductions in advertising and marketing activities, that offset increased spending on additional headcount. As a result of ongoing cost reduction efforts, we expect that selling, general and administrative expenses will be lower in absolute dollars throughout fiscal 2002 compared to fiscal 2001.

     Amortization of deferred stock compensation and intangibles. We recognized $5.4 million of amortization of deferred stock compensation and intangibles during the second quarter of fiscal 2002 compared with $8.2 million during the second quarter of fiscal 2001, and $12.0 million during the first six months of fiscal 2002 compared with $16.6 million during the same period of fiscal 2001. These amounts are primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

     As part of the acquisition of BlueLark Systems, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles are being amortized on a straight-line basis over three years.

     Future amortization of deferred stock compensation and intangibles during the remainder of fiscal 2002 is estimated to be $8.2 million. After adoption of SFAS No. 142 in fiscal 2003, future amortization of deferred stock compensation is estimated to be $8.2 million and $1.3 million for fiscal years 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

Interest and other income, net. Interest and other income, net decreased to $706,000 during the second quarter of fiscal 2002 from $3.0 million during the same quarter of fiscal 2001, and to $3.7 million during the first six months of fiscal 2002 from $6.4 million during the same period of the previous year. The decreases in both periods were primarily attributable to lower average cash balances and lower interest rates during fiscal 2002 compared to fiscal 2001. Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates, primarily caused from the movement between the Euro and the U.S. dollar on our foreign subsidiaries’ U.S. dollar liabilities. These fluctuations contributed to the decrease in interest and other income, net from the second quarter of fiscal 2001 to the second quarter of fiscal 2002, and partially offset the decrease during the first six months of fiscal 2001 compared to fiscal 2002. We enter into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

     Income Tax Provision. The provision for income taxes consists of foreign taxes related to our business outside of the United States. The provision for income taxes decreased to $100,000 during the second quarter of fiscal 2002 from $750,000 during the second quarter of fiscal 2001, and to $850,000 during the first six months of fiscal 2002 from $1.5 million during the same period of fiscal 2001. The decreases during fiscal 2002 are due to a decrease in the level of our operations outside of the United States.

     No provision for federal and state income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

     During December 2001, we completed an underwritten public offering of 7.0 million shares of common stock at a price to the public of $5.50 per share, plus an additional 36,000 shares pursuant to the underwriters’ over-allotment option. In addition, QUALCOMM Incorporated made an investment of $10.0 million to purchase 1.8 million shares of our common stock. Net of offering expenses, these transactions resulted in proceeds of $47.0 million, bringing our cash, cash equivalents and short-term investment balance to $112.7 million as of December 29, 2001.

     During the first two quarters of fiscal 2002, we used $71.4 million of cash for operating activities. This usage was primarily attributable to our net loss during the six month period, offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation and intangibles. An increase in our accounts receivable, due to higher sales levels during the second quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001, and a decrease in current liabilities contributed to this usage. In October 2001, we changed our business practice with one of our logistics partners, whereby we now own all inventory held at their facilities. This change in practice caused a decrease in prepaid expenses and an increase in inventory on the balance sheet during the first six months of fiscal 2002. Operating activities during the first six months of fiscal 2001 provided cash of $7.0 million. The net loss during this period and the usage of cash for an increase in receivables, prepaid expenses and other current assets were more than offset by the non-cash charges of depreciation and amortization and amortization of deferred stock compensation, as well as cash provided by an increase in current liabilities.

     Net cash provided by investing activities during the first six months of fiscal 2002 was $40.9 million, consisting primarily of cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment. During the first six months of fiscal 2001 we used $103.4 million for investing activities, predominantly attributable to the purchases of available-for-sale securities, and to a lesser extent the purchases of property and equipment, partially offset by the cash received from the sales and maturities of available-for-sale securities.

     Net cash provided by financing activities was $49.1 million during the first six months of fiscal 2002, primarily from the public sale of our common stock and a $10.0 million investment from QUALCOMM Incorporated. We also received $2.1 million upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program. During the first six months of fiscal 2001 $28.0 million of cash was provided by financing activities, primarily attributable to the underwriters of our initial public offering exercising their over-allotment to purchase 1.5 million shares of common stock.

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

     We have pledged a portion of our investment securities as collateral for specified obligations under two operating leases for our new corporate headquarters that is being constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. As of December 29, 2001 there was $47.4 million pledged in relation to these leases. The pledged investments will be reduced upon completion of our build-out obligation for the new corporate headquarters, and may be further reduced if certain financial criteria are met. As of December 29, 2001 there was also a total of $3.3 million pledged as collateral for lease payments for various other leases expiring between June 2002 and June 2008, as well as foreign taxes.

Factors Affecting Future Results

Fluctuations in our quarterly revenues and operating results might lead to reduced prices for our stock.

     We began selling our Visor handheld computer and generating revenue in the quarter ended January 1, 2000. Accordingly, we have only a limited operating history upon which you can evaluate our business. Given our lack of operating history, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline. Factors that are likely to cause our results to fluctuate include the following:

•	uncertain economic conditions and declining consumer confidence;

•	increased competition from new devices such as those from Compaq, Kyocera, Nokia, Palm, Samsung and Sony;

•	further price reductions by Palm or other competitors on their older devices that could cause reduced sales of Handspring Visor products;

•	charges due to excess inventory, balances or commitments, such as the charge we took for excess inventory in the fourth quarter of fiscal year 2001;

•	unforeseen delays or difficulties in introducing and achieving volume production of new products, such as our Treo communicator line of products;

•	market acceptance of existing and future versions of our products;

•	the seasonality of our product sales;

•	difficulties in developing and marketing our Treo communicator line of products for the wireless voice and data markets;

•	changes in the price of products that both we and our competitors offer;

•	fluctuations in manufacturing costs; and

•	changes in the mix of products and product features we offer.

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

     Seasonal variations in our sales may lead to fluctuations in our quarterly operating results. We have experienced seasonality in the sales of our products with increased demand typically occurring in our second fiscal quarter. This increase in demand is due in part to increased consumer spending on electronic devices during the holiday season, in particular during the last few weeks of December. In addition, demand for our products may decline after the holiday season, particularly during the summer months because of typical decreased consumer spending patterns during this period.

If we are not successful in the development and introduction of Treo and other new wireless communicator products and related services, our business would be harmed.

     We depend on our ability to develop new or enhanced products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully or to develop and bring to market new products and services in a timely manner. In addition, our product and service innovations may not achieve the market penetration or price stability necessary for profitability. If we are unsuccessful at developing and introducing new products and services that are appealing to customers, our business and operating results would be negatively impacted.

     As the use of handheld computers and wireless communication devices continues to evolve, we plan to continue to develop products and services that complement our existing ones, and develop products and services in new areas where we see technology trends moving. For example, in October 2001, we announced our new Treo family of wireless communicators, the first versions of which we began to ship small quantities in December 2001. This ongoing development effort focuses on new wireless technologies, as opposed to more traditional handheld electronic organizers where we have more extensive engineering and marketing experience. Prior to Treo, our only wireless product offering has been our VisorPhone, which did not achieve significant commercial success. In addition, we face uncertainties as we evolve our business model to achieve expertise in wireless technologies and volume production of new kinds of products such as Treo. If we fail to successfully develop and commercialize Treo and other innovative wireless products and services, our business would be harmed.

We depend on wireless carriers for the success of our Treo communicator products.

     Our evolution as a provider of wireless communicators will increase our reliance on wireless service providers. The success of our Treo communicators depends on our ability to establish appropriate relationships, and build on our existing relationships, with wireless carriers to test Treo on their networks, facilitate the introduction of Treo and promote Treo after it becomes commercially available, and on the ability of wireless carriers to provide sufficient geographic coverage, network capacity and reliability, and affordable voice and data service plans.

     We will also rely on wireless carriers to build out advanced wireless networks in a timely manner. Advanced wireless networks such as General Packet Radio Services (GPRS, also known as 2.5G) are expected to enhance the user experience for email and other services through higher speed and “always on” functionality. Our initial Treo communicators include a GSM mobile phone. We are working with carriers to enable our Treo GSM communicators to provide GPRS functionality in the future. We must be successful in this process in order for Treo GSM communicators to exploit the benefits of GPRS networks.

     If we are not able to establish and build upon appropriate relationships with wireless service providers and successfully develop products that exploit the benefits of advanced wireless networks, or if the wireless service providers with which we develop relationships do not offer sufficient wireless networks and affordable service, our business would be harmed.

Our Treo wireless communicator products present many significant risks and uncertainties, many of which are beyond our control.

     The expansion of our business beyond traditional handheld computers to our Treo wireless communicator products presents many significant risks and uncertainties, many of which are beyond our control. Factors that could affect the success of Treo include:

•	our need to establish appropriate relationships, and build on our existing relationships, with wireless carriers on reasonable terms;

•	the wireless carriers’ interest and success in testing Treo on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

•	the degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote Treo after it becomes commercially available;

•	the pricing and terms of rate plans that the wireless carriers will offer for use with Treo;

•	the timing of the build-out of advanced wireless networks such as General Packet Radio Service (GPRS, also known as 2.5G), that will enhance the user experience for data applications including email;

•	our plans to deliver additional software that will enable Treo to exploit the benefits of GPRS networks;

•	our dependence on third parties to supply components, such as Wavecom, which supplies wireless technology components, and to manufacture our Treo products in sufficient volumes on a timely basis;

•	the availability of the monochrome display version of Treo in early 2002 and color display version in mid-2002;

•	the type of distribution channels where Treo will be available;

•	our ability to forecast demand accurately;

•	the end user price of Treo; and

•	the extent of consumer acceptance of this new product category, which combines multiple functions in a pocket sized device.

We have a history of losses, we expect losses to continue and we might not achieve or maintain profitability.

     Our accumulated deficit as of December 29, 2001 was $247.2 million. We had net losses of $52.5 million during the first six months of fiscal 2002 and $31.6 million during the same period of the previous fiscal year. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation and intangibles, which will contribute to our net losses. As of December 29, 2001, we had a total of $17.7 million of deferred compensation and intangibles to be amortized. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

We depend heavily on our license from Palm and its focus on its licensing business. Our failure to maintain this license or a change in Palm’s business focus could seriously harm our business.

     Our license of the Palm OS operating system is critical to our Visor handheld computers and our Treo communicator line of products. If the license is not maintained or if Palm changes its business focus, it could seriously harm our business. This could happen in several ways. First, we could breach the license agreement, in which case Palm would be entitled to terminate the license. Second, if Palm were to be acquired, the new licensor may not be as strategically aligned with us as Palm. Third, Palm has just completed the spin off of its software business into a new entity. It is unclear how that restructuring will affect us. Moreover, we are dependent on Palm’s OS group, now part of the new entity, to continuously upgrade the Palm OS to operate on faster processors and otherwise remain competitive with other handheld operating systems.

     The Palm OS operating system license agreement was renewed in April 2001 and extends until April 2009. Upon expiration or termination of the license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following its expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. In addition, there are limitations on our ability to assign the Palm license to a third-party. The existence of these license termination provisions and limitations on assignment may have an anti-takeover effect in that it could discourage third parties from seeking to acquire us.

     While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources.

The development of new products and services could take a long time, be costly and require high levels of innovation.

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

     Beginning in the fourth quarter of fiscal year 2001, we saw significant adverse changes in the handheld market that caused our revenue to decline by 51% from our third fiscal quarter and our gross margins to decline substantially. The decline continued in the first and second quarters of fiscal year 2002, with our revenue declining 13% in the first quarter and 39% in the second quarter, as measured on a year-over-year basis. In the first and second quarters of fiscal year 2002, we implemented a cost reduction program to lower overall costs and expenses. Cost reduction measures included decreasing our work force by approximately 14%, changing some positions from full to part time status, canceling certain projects, reducing marketing activities, substantially shutting down the company during Christmas week, changing our business model in some international markets and altering our technical support and repair strategies.

     It is possible that a worsening economy, new competitive developments, or changes in our business may require additional cost reduction activities in the future that in turn may affect our operations and limit our future product development opportunities and our operating results and ability to operate the business could be adversely impacted.

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

We are highly dependent on retailers and distributors to sell our products and disruptions in these channels and other effects of selling through retailers and distributors would harm our ability to sell our products.

     We sell our products through numerous retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. Currently, our three largest retail partners are Best Buy, Staples and Wynit (which distributes to CompUSA). We also sell in international markets and offer our products through distributors in Asia Pacific, Canada, Europe and the Middle East. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

     As the global information technology market weakens, the likelihood of the erosion of the financial condition of these distributors and retailers increases, which could cause a disruption in distribution as well as a loss of any of our outstanding accounts receivable.

     We are subject to many risks relating to the distribution of our products by retailers and distributors, including the following:

•	product returns from retailers and distributors could increase as a result of our strategic interest in assisting retailers and distributors in maintaining appropriate inventory levels;

•	retailers and distributors may not maintain inventory levels sufficient to meet customer demand;

•	retailers and distributors may emphasize our competitors’ products or decline to carry our products;

•	conflicts may develop between the retail and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners; and

•	if we reduce the prices of our products, as we have in the past, in order to maintain good business relations, we may compensate retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices.

A portion of our revenue has been derived from sales on our Web site and system failures or delays have in the past and might in the future harm our business.

     A portion of our revenue is generated through our Web site. As a result, we must maintain our computer systems in good operating order and protect them against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. Our servers currently are co-located with Exodus Communications, which filed for Chapter 11 bankruptcy protection due to its financial difficulties. Any disruption in the co-location services provided by Exodus or its failure to handle current or higher volumes of use could have a material adverse affect on our business. Despite precautions we have taken and improvements we have made, unanticipated problems affecting our systems have in the past and could in the future cause temporary interruptions or delays in the services we provide. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

Business interruptions could adversely affect our business.

     Our facilities, information systems and general business operations, and those of our partners and customers, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. The business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

Our production could be seriously harmed if we experience component shortages or if our suppliers are not able to meet our demand and alternative sources are not available.

     Our products contain components, including liquid crystal displays, touch panels, connectors, memory chips and microprocessors, that are procured from a variety of suppliers. We rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts that we provide. At various times, some of the key components for handheld computers have been in short supply due to high industry demand. Shortages of components, such as those that have occurred in the handheld computer industry, would harm our ability to deliver our products on a timely basis.

     Some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. In addition, Wavecom is the sole supplier of certain wireless technology components for our Treo line of products. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, we might not be able to maintain timely and cost-effective production of our products.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

     The markets for handheld computing and wireless communication products are highly competitive and we expect competition to increase. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors, and possible new competitors, include:

•	Palm, from which we license our operating system;

•	licensees of Microsoft’s PocketPC operating system for handheld devices such as Casio, Compaq and Hewlett-Packard;

•	other Palm OS operating system licensees, including Acer, Handera, Sony and Symbol;

•	particularly with respect to our Treo communicator line of products, smart phone manufacturers such as Ericsson, Kyocera, Motorola, Nokia and Samsung;

•	Research In Motion Limited, or RIM, a leading provider of wireless email, instant messaging and Internet connectivity; and

•	licensees of Symbian EPOCH operating systems for wireless communication devices such as Ericsson and Nokia.

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

     The demand for our products depends on many factors and is difficult to forecast, particularly given that we have multiple products, intense competition and a difficult economic environment. Significant unanticipated fluctuations in demand could cause problems in our operations.

     If demand does not develop as expected, we could have excess production resulting in excess finished products and components and may be required to incur excess and obsolete inventory charges. We have limited capability to reduce manufacturing capacity once a purchase order has been placed and in some circumstances we would incur cancellation charges or other liabilities to our manufacturing partners if we cancel or reschedule purchase orders. Moreover, if we reduce manufacturing capacity, we would incur higher per unit costs based on smaller volume purchases.

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

     We believe that continuing to strengthen our brands is critical to increasing demand for and achieving widespread acceptance of our products. Some of our competitors and potential competitors have better name recognition and more powerful brands, particularly those competitors in the wireless communications industry. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to produce well received new products. However, currently we have limited our marketing resources in response to reducing our overall costs. Moreover, brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses we incur in building and maintaining our brands.

Our reputation could be harmed if the Springboard modules developed by third parties are defective.

     Because we offer an open development environment, third-party developers are free to design, market and sell modules for our Springboard slot without our consent, endorsement or certification. Nonetheless, our reputation is tied to the Springboard modules designed for our Visor handheld computers. If modules sold by third parties are defective or are of poor quality, our reputation could be harmed and the demand for our Visor handheld computers and modules could decline.

Our products may contain errors or defects that could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

     Our products are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly changing handheld computing and communications markets. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. For example, any such undetected errors or defects in our Treo communicator line of products could adversely impact market acceptance of this product line, which would hurt our business. We may experience delays in releasing new products or producing them in significant volumes as problems are corrected. From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of the products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, we warrant that our hardware will be free of defects for one year after the date of purchase. In Europe, we are required by law in some countries to provide a two-year warranty. Delays, costs and damage to our reputation due to product defects could harm our business.

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

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer, and Edward T. Colligan, our Chief Operating Officer. The loss of the services of any of these or any of our other senior level management, or other key employees could harm our business.

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

     Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United Stated District court for the district of Delaware. The complaint alleges infringement of two U.S. patents. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims. On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims. We believe that the claims in both lawsuits are without merit and intend to vigorously defend against them.

     We may in the future receive other notices of claims that our products infringe or may infringe on intellectual property rights. Any litigation to determine the validity of such claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit of resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot assure that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

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

     We sell our products in Asia Pacific, Canada, Europe and the Middle East in addition to the United States. We expect to enter additional international markets over time. If our revenue from international operations increases as a percentage of our total revenue, we will be subject to increased exposure to international risks. In addition, the facilities where our products are and will be manufactured are located outside the United States. A substantial number of our material suppliers also are based outside of the United States and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	development risks and expenses associated with customizing our product for local languages;

•	difficulty in managing widespread sales and manufacturing operations;

•	potentially negative consequences from changes in tax laws;

•	trade protection measures and import or export licensing requirements;

•	less effective protection of intellectual property; and

•	changes in a specific country or region’s political or economic conditions, particularly in emerging markets.

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

     We recently completed an underwritten public offering as well as a non-underwritten transaction with QUALCOMM Incorporated. The underwriters of the public offering also purchased shares pursuant to their over-allotment option. Net of offering expenses, these transactions resulted in proceeds of $47.0 million. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, our resources may prove to be insufficient for working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

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

The price of our common stock has been and is likely to continue to be volatile and subject to fluctuations.

     The market price of our common stock has been and is likely to continue to be subject to wide fluctuations, particularly given that securities of technology-related companies are typically volatile and only a small portion of our outstanding shares currently are publicly traded.

     Among the factors that could affect our stock price are:

•	quarterly variations in our operating results, including the level of sales during the holiday season;

•	the timing and success of the introduction of our Treo line of products;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	reactions to events that affect other companies in our industry, particularly Palm, even if these events do not directly affect us;

•	actions by institutional stockholders;

•	negative developments in the market for technology related stock or the stock market in general; and

•	domestic and international economic factors unrelated to our performance.

     In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. We recently have been named as a party in several purported securities class action lawsuits that claim that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement that we entered into with them in connection with our initial public offering.

Communications we made to an investor could subject us to claims for return to the investor of the purchase price it paid us for the shares purchased.

     In November 2001, we provided a written communication to QUALCOMM Incorporated, which subsequently agreed to purchase 1,838,945 shares of common stock from us at a price of $5.4379 per share. It is possible that the communication might be deemed to be a prospectus that did not meet the requirements of the Securities Act and was therefore made in violation of the Securities Act. If this communication were determined to violate the Securities act, then for a period of one year after the date QUALCOMM discovered this violation, QUALCOMM might bring a claim against us. In any action of this kind, QUALCOMM might seek recovery of the funds it paid for its shares or, if it had already sold its shares, damages resulting from its purchase and sales of those shares. We would contest any such claim vigorously.

We face economic exposure with respect to our lease obligations as a result of excess leased real estate.

     In February 2001, we entered into two operating lease agreements for our new corporate headquarters, consisting of approximately 340,000 square feet, that is being constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Rent obligations of $1.7 million per month are expected to commence during the second quarter of fiscal 2003, with annual increases determined in part by the Consumer Price Index. A portion of our leased space may exceed our projected needs for the next several years. As a result, and given the decline in the commercial real estate market, we could be faced with paying rent for space we are not using or with subleasing the excess space for less than the lease rate, which would result in a charge that reflects the loss for the sublease.

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

     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. Many of the shares eligible for sale in the public market are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans will continue to become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the securities rules and regulations applicable to these shares.

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

     Foreign Currency Exchange Risk. Revenue and expenses of our international operations are denominated in various foreign currencies and, accordingly, we are subject to exposure from movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on the forward contracts are largely offset by the underlying transactions’ exposure and, consequently, for hedged exposures, a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows. We are exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but do not expect any counter party to fail to meet its obligation.

PART II — OTHER INFORMATION

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

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

     On August 13, 2001, Handspring and two of our officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring’s initial public offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with our underwriters in connection with our initial public offering. These cases have been consolidated with many cases against other parties in the United States District Court for the Southern District of New York. The court has adjourned indefinitely the time to respond to the complaints pending resolution of major issues in all cases, so neither Handspring nor our officers have responded to the complaints.

Item 2. Changes in Securities and Use of Proceeds

     Our Registration Statement on Form S-1 (File No. 333-33666) related to our initial public offering was declared effective by the SEC on June 20, 2000. A total of 11,500,000 shares of our Common Stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $212.9 million. We have used, and expect to continue to use, the net proceeds for general working capital. Funds not used for general working capital are invested in available- for-sale, interest-bearing, investment-grade securities.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The following proposals were submitted to a vote of, and adopted by, stockholders at the 2001 Annual Meeting of Stockholders on November 14, 2001:

1.	Stockholders approved the proposal to elect two directors for three-year terms. The vote tabulation for individual directors is as follows:

Director	Votes For	Votes Withheld

Bruce W. Dunlevie	121,393,962	124,110
Kim B. Clark	121,394,309	123,763

2.	Stockholders adopted the proposal to ratify the selection of PricewaterhouseCoopers LLP as Handspring’s independent accountants to perform the audit of Handspring’s financial statements for fiscal 2002 by a vote of 121,306,350 for and 197,002 against with 14,720 abstentions and no broker non-votes.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

On December 19, 2001, we filed a report on Form 8-K: (i) announcing that we agreed to sell 7,000,000 shares of our Common Stock at a price to the public of $5.50 per share in a public offering to be underwritten by Credit Suisse First Boston Corporation; (ii) that we granted the underwriter a 30-day option to purchase an additional 1,050,000 shares of common stock solely for the purpose of covering over-allotments, if any; (iii) that we agreed to sell 1,838,945 shares of our common stock at a price of $5.4379 per share to QUALCOMM Incorporated; and (iv) that a written communication of November 2001 to QUALCOMM Incorporated might have been made in violation of the Securities Act, giving QUALCOMM Incorporated the right to bring a claim against us within a period of one year for recovery of the funds it paid for its shares or, if it had already sold its shares, damages resulting from its purchase and sales of those shares. Attached to the filing were: (i) a form of Underwriting Agreement between Handspring and Credit Suisse First Boston Corporation; (ii) a Consent of Fenwick & West LLP; and (iii) an Opinion of Fenwick & West LLP regarding the legality of the shares offered.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2002	HANDSPRING, INC.

	By:	/s/ BERNARD J. WHITNEY

Bernard J. Whitney Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)