Form 10-Q
period 2002-03-30
HANDSPRING INC
filed 2002-05-14
CIK 1091822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

         As of April 30, 2002 there were 142,751,354 shares of the Registrant’s common stock outstanding.

HANDSPRING, INC.

FORM 10-Q

  i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HANDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2002	June 30, 2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$93,563	$87,580

Short-term investments	9,186	33,943

Accounts receivable, net	25,631	12,850

Prepaid expenses and other current assets	4,144	19,473

Inventories	7,416	2,857

Total current assets	139,940	156,703

Long-term investments	56,635	80,237

Property and equipment, net	14,634	15,041

Intangibles and other assets	1,559	1,254

Total assets	$212,768	$253,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$26,903	$37,881

Accrued liabilities	51,185	70,152

Total current liabilities	78,088	108,033

Stockholders’ equity:

Common stock	143	130

Additional paid-in capital	419,030	368,166

Deferred stock compensation	(13,122)	(29,445)

Accumulated other comprehensive income (loss)	(532)	994

Accumulated deficit	(270,839)	(194,643)

Total stockholders’ equity	134,680	145,202

Total liabilities and stockholders’ equity	$212,768	$253,235

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(unaudited)

Revenue	$59,715	$123,820	$191,641	$309,953

Costs and operating expenses:

Cost of revenue	54,241	84,416	168,934	212,207

Research and development	6,340	7,120	19,318	16,786

Selling, general and administrative	18,993	38,950	66,679	107,479

In-process research and development	—	12,225	—	12,225

Amortization of deferred stock compensation and intangibles (*)	4,510	8,336	16,476	24,911

Total costs and operating expenses	84,084	151,047	271,407	373,608

Loss from operations	(24,369)	(27,227)	(79,766)	(63,655)

Interest and other income, net	809	748	4,520	7,109

Loss before taxes	(23,560)	(26,479)	(75,246)	(56,546)

Income tax provision	100	750	950	2,250

Net loss	$(23,660)	$(27,229)	$(76,196)	$(58,796)

Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.61)	$(0.58)

Shares used in calculating basic and diluted net loss per share	134,903	106,702	124,568	101,402

(*) Amortization of deferred stock compensation and intangibles:

Cost of revenue	$582	$1,127	$2,107	$3,540

Research and development	1,030	1,808	3,836	4,964

Selling, general and administrative	2,898	5,401	10,533	16,407

	$4,510	$8,336	$16,476	$24,911

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	March 30,	March 31,
	2002	2001

	(unaudited)
Cash flows from operating activities:

Net loss	$(76,196)	$(58,796)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	6,324	4,954

Amortization of deferred stock compensation and intangibles	16,476	24,911

In-process research and development	—	12,225

Amortization of premium or discount on available-for-sale securities, net	58	(1,217)

Gain on sale of available-for-sale securities	(784)	(165)

Changes in assets and liabilities:

Accounts receivable	(12,818)	(17,100)

Prepaid expenses and other current assets	14,867	(11,564)

Inventories	(4,857)	(6,760)

Intangibles and other assets	62	(90)

Accounts payable	(11,247)	25,908

Accrued liabilities	(19,107)	35,342

Net cash provided by (used in) operating activities	(87,222)	7,648

Cash flows from investing activities:

Purchases of available-for-sale securities	(69,989)	(202,040)

Sales and maturities of available-for-sale securities	118,862	136,649

Purchases of investments for collateral on operating lease	—	(51,287)

Purchases of property and equipment	(5,904)	(11,517)

Cash acquired from acquisitions	—	29

Net cash provided by (used in) investing activities	42,969	(128,166)

Cash flows from financing activities:

Principal payments on borrowings	—	(83)

Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	46,972	—

Net proceeds from issuance of common stock upon exercise of underwriter’s over-allotment from initial public offering		27,969

Proceeds from issuance of common stock	3,905	2,704

Repurchase of common stock	—	(41)

Net cash provided by financing activities	50,877	30,549

Effect of exchange rate changes on cash	(641)	512

Net increase (decrease) in cash and cash equivalents	5,983	(89,457)

Cash and cash equivalents:

Beginning of period	87,580	196,548

End of period	$93,563	$107,091

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended June 30, 2001. The results of operations for the three and nine months ended March 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net loss	$(23,660)	$(27,229)	$(76,196)	$(58,796)

Basic and diluted:

Weighted average common shares outstanding	142,205	128,584	135,559	127,444

Weighted average common shares subject to repurchase	(7,302)	(21,882)	(10,991)	(26,042)

Weighted average common shares used to compute basic	134,903	106,702	124,568	101,402

and diluted net loss per share

Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.61)	$(0.58)

         Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	March 30,	March 31,
	2002	2001

Common stock subject to repurchase	5,502	20,295

Shares issuable under stock options	28,670	29,260

         The weighted average repurchase price of unvested stock was $0.07 and $0.05 as of March 30, 2002 and March 31, 2001, respectively. The weighted-average exercise price of stock options outstanding was $10.73 and $11.25 as of March 30, 2002 and March 31, 2001, respectively.

4. Inventories

         The components of inventories are as follows (in thousands):

	March 30,	June 30,
	2002	2001

Raw materials	$522	$1,174

Finished goods	6,894	1,683

	$7,416	$2,857

5. Comprehensive Loss

         The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net loss	$(23,660)	$(27,229)	$(76,196)	$(58,796)

Other comprehensive income:

Unrealized gain (loss) on securities	(161)	97	(196)	393

Foreign currency translation adjustments	8	394	(1,330)	284

Comprehensive loss	$(23,813)	$(26,738)	$(77,722)	$(58,119)

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

	Three Months Ended		Nine Months Ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Revenue:

North America	$48,292	$99,774	$166,820	$251,806

Rest of the world	11,423	24,046	24,821	58,147

Total	$59,715	$123,820	$191,641	$309,953

	March 30,	June 30,
	2002	2001

Long-Lived Assets:

North America	$14,608	$14,307

Rest of the world	1,585	1,988

Total	$16,193	$16,295

7. Litigation

         On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Company filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. All parties have filed motions for summary judgments in their favor.

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

         On August 13, 2001, Handspring and two of our officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring’s initial public offering. The Company has sought indemnification from the underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 that we entered into with them in connection with our initial public offering. These cases have been consolidated with many cases against other parties in the United States District Court for the Southern District of New York. The court has adjourned indefinitely the time to respond to the complaints pending resolution of major issues in all cases, so neither Handspring nor our officers have responded to the complaints.

8. Subsequent Events

         We recently offered our employees the right to participate in an option exchange program pursuant to which they can choose to exchange unexercised stock options for new stock options with a new exercise price to be granted at least six months and one day following the cancellation of their existing stock options.

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

Overview

         We were incorporated in July 1998 to develop innovative handheld computers. Our goal is to become a global market leader in the handheld computing market, which includes the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities. Shipments of our first Visor handheld organizers began in October 1999. Beginning in the fourth quarter of fiscal 2001, we saw significant adverse changes in the handheld organizer market due to the economic slowdown, excess channel inventory, aggressive price reductions and increased competition from both PocketPC and Palm OS handheld organizer manufacturers.

         We believe that integrated wireless devices will be the future of handheld computing. As a result of this belief, we are in the process of transitioning Handspring from a company focused on standalone handheld computers, to a company aimed at becoming a leader in the emerging category of personal communicators. This transition may take some time as products are introduced and advanced, as the networks mature their data offerings, and as customers become more familiar with these new offerings. We continue to sell our handheld computers, including our Visor product family. However, we have shifted much of our future product development towards communication focused products. We feel that this focus will give Handspring the potential to become a leader in a potentially large, new category of computing and communications devices.

Significant Accounting Policies

         The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates.

         Revenue Recognition — Revenue to date is comprised almost entirely of sales of our organizers, communicators, modules and related accessories. Retail sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized.

         Returns reserve — We offer limited return rights on our products and accordingly, at the time the related sale is recorded, we reduce revenues for our estimates of these rights. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns and inventory levels in the channel. We also estimate and reserve for rebates and price protection based upon specific programs. Actual results may differ from these estimates.

         Warranty reserve — The cost of product warranties is estimated at the time revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failures rates, component costs and repair service costs incurred in correcting a product failure. Should actual product failure rates, component costs or repair service costs differ from our estimates, revisions to the estimated warranty costs would be required.

         Cash and cash equivalents, short-term investments, and long-term investments — We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

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

         Accounts receivable — Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, credit card fraud failed settlements, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off as bad debt against the allowance.

         Inventories — Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Provisions for potentially obsolete or slow moving inventory are made based upon management’s analysis of inventory levels and future sales forecasts. These provisions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

Results of Operations

         Revenue. Revenue for the third quarter of fiscal 2002 was $59.7 million compared with $123.8 million for the same quarter of the previous fiscal year, a decline of 52%. Revenue for the first nine months of fiscal 2002 was $191.6 million compared with $310.0 million during the same period of the previous fiscal year, a decline of 38%. Revenue decreased during the quarter and nine month periods primarily due to the decline in unit shipments of our Visor organizers and the decline in the average selling price for these products. The decrease in Visor organizer revenue during these periods was offset in part by revenue generated from the first shipments of our Treo communicators. Our Treo products represented 35% of the net revenue for the third quarter fiscal 2002 or $21.0 million.

         We believe unit sales of our Visor organizer line decreased due to economic weakness, a significant slowing in the growth rate of the organizer market, excess inventories, increased competition, and our shift in focus from the organizer products to the communicator products. We believe the decrease in the average selling price of our Visor organizers was primarily attributable to pricing and promotion actions that we initiated to reduce channel inventory and a general reduction in the market prices for handheld organizers.

         Revenue outside North America declined to 13% of revenue during the first nine months of fiscal 2002 from 19% during the same period of the previous fiscal year primarily due to price reductions and unit sales declines for our Visor organizers in Asia and Europe. However, revenue outside North America was 19% of revenue during the third quarter of fiscal 2002, unchanged from the third quarter of fiscal 2001, reflecting the fact that we began shipping Treo communicators in volume in Asia and Europe during the third quarter of fiscal 2002.

         Cost of revenue. Cost of revenue was $54.2 million for the third quarter of fiscal 2002 compared to $84.4 million for the same quarter of the previous fiscal year. For the first nine months of fiscal 2002 and 2001, cost of revenue was $168.9 million and $212.2 million, respectively. Excluding the amortization of deferred stock compensation, cost of revenue resulted in gross margin declining from 32% during the third quarter and first nine months of fiscal 2001 to 9% during the third quarter of fiscal 2002 and 12% during the first nine months of fiscal 2002. This decline was primarily attributable to aggressive pricing and promotion actions taken in order to increase demand and reduce inventory of our organizer products. In addition, we took a charge of $2.4 million in the third quarter of fiscal 2002 for excess and obsolete inventory. We expect gross margin to improve as Treo becomes a larger percentage of our product mix. However, future gross margins may be adversely affected by new product introductions by our competitors, competitor pricing actions and higher inventory balances. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions, seasonal effects, and timing and amount of carrier subsidies.

         Research and development. Research and development expenses decreased to $6.3 million during the third quarter of fiscal 2002 from $7.1 million during the same quarter of the previous fiscal year, and increased to $19.3 million during the first nine months of fiscal 2002 from $16.8 million during the same period of fiscal 2001. The decline in research and development for the third quarter of fiscal 2002 compared to the same period for the prior year was due to the timing of the product development cycle. The increase in the first nine months of fiscal 2002 over the same period of the product year was primarily due to the hiring of additional personnel required for the development of new products, including our Treo communicator. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communicator products.

         Selling, general and administrative. Selling, general and administrative expenses decreased to $19.0 million and $66.7 million during the third quarter and the first nine months of fiscal 2002, respectively, from $39.0 million and $107.5 million during the same periods of the previous fiscal year. The decreases were primarily due to general cost reductions made company-wide, including the restructuring of our customer support organization and significant reductions in advertising and marketing activities.

         In-process research and development. In connection with the acquisition of BlueLark Systems in February 2001, a $12.2 million dollar in-process research and development charge was recorded in the third quarter of fiscal 2001 for projects that had not reached technological feasibility and had no alternative future use. We may record additional in-process research and development charges in the future should we acquire additional companies or technologies.

         Amortization of deferred stock compensation and intangibles. We recognized $4.5 million of amortization of deferred stock compensation and intangibles during the third quarter of fiscal 2002 compared with $8.3 million during the third quarter of fiscal 2001, and $16.5 million during the first nine months of fiscal 2002 compared with $24.9 million during the same period of fiscal 2001. These amounts are primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

         As part of the acquisition of BlueLark Systems, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles are being amortized on a straight-line basis over three years.

         Future amortization of deferred stock compensation and intangibles for the fourth quarter of fiscal 2002 is estimated to be $3.7 million. After adoption of SFAS No. 142 in fiscal 2003, future amortization of deferred stock compensation is estimated to be $8.2 million and $1.3 million for fiscal years 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

         Interest and other income, net. Interest and other income, net increased to $809,000 during the third quarter of fiscal 2002 from $748,000 during the same quarter of fiscal 2001, and decreased to $4.5 million during the first nine months of fiscal 2002 from $7.1 million during the same period of the previous year. In the third quarter of fiscal 2001, we reserved a portion of our $7.0 million dollar investment in PG&E commercial paper. This reserve offset for the third quarter of fiscal 2001 and partially offset for the first nine months of fiscal 2001 the higher interest income attributable to higher average cash balances and higher interest rates during fiscal 2001 compared to fiscal 2002. We recovered our entire investment in PG&E and released the reserve in May of 2001. Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates, primarily caused from the movement between the Euro and the U.S. dollar on our foreign subsidiaries’ U.S. dollar liabilities. These fluctuations contributed to the increase during the third quarter of fiscal 2002 compared to fiscal 2001 and partially offset the decrease in interest and other income, net from the first nine months of fiscal 2001 to the first nine months of fiscal 2002,. We enter into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

         Income Tax Provision. The provision for income taxes consists of foreign taxes related to our business outside of the United States of America. The provision for income taxes decreased to $100,000 during the third quarter of fiscal 2002 from $750,000 during the third quarter of fiscal 2001, and to $950,000 during the first nine months of fiscal 2002 from $2.3 million during the same period of fiscal 2001. The decreases during fiscal 2002 are due to a decrease in the level of our operations outside of the United States.

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

Liquidity and Capital Resources

         As of March 30, 2002, we had cash and cash equivalents and short-term investments of $102.7 million, down $18.8 million from the balances as of June 30, 2001.

         During the first three quarters of fiscal 2002, we used $87.2 million of cash for operating activities. This usage was primarily attributable to our net loss during the nine month period, offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation and intangibles. An increase in our accounts receivable, due to a large number of shipments at the end of the third quarter of fiscal 2002, and a decrease in current liabilities contributed to this usage.

         In October 2001, we changed our business practice with one of our logistics partners, whereby we now own all inventory held at their facilities. In the fourth quarter of fiscal 2002, we expect to amend our agreement with our other logistics partner pursuant to which we would purchase and own all inventory held at both of our logistics partners’ facilities until it is sold and title passes to the customer. Accordingly, inventory reflected on the balance sheet as of June 30, 2001 and March 30, 2002 does not include all finished goods owned and held by our logistics partners. Had we owned all inventory held by our logistics partners, our inventory balance would have decreased from June 30, 2001 to March 30, 2002.

         Operating activities during the first nine months of fiscal 2001 provided cash of $7.7 million. The net loss during this period and the usage of cash for an increase in receivables, prepaid expenses and other current assets were partially offset by the non-cash charges of depreciation and amortization and amortization of deferred stock compensation, as well as cash provided by an increase in current liabilities.

         Net cash provided by investing activities during the first nine months of fiscal 2002 was $43.0 million, consisting primarily of cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and to a much lesser extent, property and equipment. During the first nine months of fiscal 2001 we used $128.2 million for investing activities, predominantly attributable to the purchases of available-for-sale securities and purchases of investments for collateral on our new operating lease and, to a lesser extent the purchases of property and equipment, partially offset by the cash received from the sales and maturities of available-for-sale securities.

         Net cash provided by financing activities was $50.9 million during the first nine months of fiscal 2002, primarily from the public sale of our common stock and a $10.0 million investment from QUALCOMM Incorporated. We also received $3.9 million upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program. During the first nine months of fiscal 2001, financing activities provided $30.5 million of cash, primarily attributable to the underwriters of our initial public offering exercising their over-allotment to purchase 1.5 million shares of common stock.

         Our future capital requirements will depend on many factors, including the level and timing of our revenue and expenses. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. To the extent that we grow more rapidly than expected in the future or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need additional cash to finance our operating and investing needs. However, depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. We intend to invest the cash in excess of current operating requirements in interest-bearing, investment-grade securities with maturities no greater than two years.

         We have pledged a portion of our investment securities as collateral for specified obligations under two operating leases for our new corporate headquarters that is being constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional nine years, subject to certain conditions. Monthly rent obligations of $1.7 million are expected to commence during the fourth quarter of calendar 2002, with annual increases determined in part by the Consumer Price Index. The minimum monthly payment in the twelfth year is $2.4 million. As of March 30, 2002 there was $47.4 million pledged in relation to these leases. Of these pledged investments, we anticipate $23.5 million will be utilized for tenant improvements by the fourth calendar quarter when the build-out obligation for the new corporate headquarters has been completed. The remaining portion of the pledged investment represents our security deposit on the property. As of March 30, 2002 there was also a total of $3.3 million pledged as collateral for lease payments for various other leases expiring between June 2002 and June 2008, as well as foreign taxes.

Factors Affecting Future Results

Fluctuations in our quarterly revenues and operating results might lead to reduced prices for our stock.

         We began selling our Visor handheld computer and generating revenue in the quarter ended January 1, 2000. We began volume shipments of our new line of Treo communicator products during the quarter ending March 30, 2002. While we continue to manufacture and sell organizer products, we are transitioning from a company primarily focused on organizers, to a company primarily focused on the emerging market for handheld communicators. Given our limited operating history and the shift in our focus from handheld computers to communicators, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline. Factors that are likely to cause our results to fluctuate include the following:

•	uncertain economic conditions;

•	increased competition from new devices such as those from Hewlett-Packard, Nokia, Palm, Research in Motion Limited, Samsung and Sony;

•	further price reductions by Palm or other competitors that could cause reduced sales of Handspring Visor products;

•	charges due to excess inventory, balances or commitments;

•	unforeseen delays or difficulties in introducing and achieving volume production of new products, such as our Treo communicator line of products, especially during quarters in which multiple new product launches are planned, such as the current quarter ending June 29, 2002;

•	carrier and market acceptance of existing and future versions of our products;

•	the seasonality of our product sales;

•	difficulties in developing and marketing our Treo communicator line of products for the wireless voice and data markets;

•	changes in the price of products that both we and our competitors offer;

•	fluctuations in manufacturing costs; and

•	changes in the mix of products and product features we offer.

If we are not successful in the development and introduction of new products, particularly new wireless communicator products and related services, our business would be substantially harmed.

         We depend on our ability to develop new or enhanced products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully or to develop and bring to market new products and services in a timely manner. In addition, our new products and services may not achieve the market penetration or price stability necessary for profitability. If we are unsuccessful at developing and introducing new products and services that are appealing to customers, our business and operating results would be negatively impacted.

         Successful new product introductions will be particularly important as we shift our development focus from personal organizers to wireless communicator products. This shift in focus requires that our limited resources be directed more towards the development of communicator products and less on traditional handheld electronic organizers where we have more extensive engineering, production and marketing experience. VisorPhone, which was our first attempt to offer a product combining wireless communications features with a handheld organizer, did not achieve significant commercial success. Our new Treo family of wireless communicators is the next step in our ongoing development effort focused on new wireless technologies. Our business would be substantially harmed if we fail to successfully develop and commercialize Treo and other innovative wireless products and services.

We depend on wireless carriers for the success of our Treo communicator products.

         The success of our Treo communicators is highly dependent on our ability to establish appropriate relationships, and build on our existing relationships, with wireless carriers. We cannot assure you that we will be successful in advancing our relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of Treo. Factors that are largely within the control of wireless carriers but which are important to the success of our Treo communicators, include:

•	the wireless carriers’ interest in testing Treo on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

•	the degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote Treo;

•	the extent to which wireless carriers will require specific hardware and software features on Treo communicators to be used on their networks; and

•	the pricing and terms of voice and data rate plans that the wireless carriers will offer for use with Treo.

         We also depend on wireless carriers to build out advanced wireless networks in a timely manner. Advanced wireless networks such as General Packet Radio Services (GPRS, also known as 2.5G) and 1xRTT (also know as 3G) are expected to enhance the user experience for email and other services through higher speed and “always on” functionality. We are working to develop products that utilize these advanced wireless networks. Delays in the roll-out of these new networks, or our failure to evolve our products to effectively operate with these networks, could adversely affect our business

         Our relationship with Sprint is particularly important to the success of our Treo communicator line. In March 2002, we announced an agreement to work with Sprint to develop a new CDMA version of the Treo communicator that will operate on Sprint’s third generation network. This jointly labeled product, which will be principally sold by Sprint, is scheduled to ship in the summer of 2002. If this product is delayed, or if Sprint does not promote the product to the extent we anticipate, our business will be harmed.

Our Treo communicator products present many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control.

         The shift in focus of our business from traditional handheld computers to our Treo wireless communicator products presents many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control. Factors that could affect the success of Treo include:

•	our dependence on third parties to supply components, such as Wavecom, which supplies wireless technology components for our Treo 180 and 180g products,

•	our ability to manufacture our Treo products in sufficient volumes on a timely basis;

•	the availability of the color display version of Treo in mid-2002;

•	the type of distribution channels where Treo will be available;

•	our ability to forecast demand accurately, especially for products such as Treo which are in a new product category for which relevant data is incomplete or not available;

•	the end user price of Treo; and

•	the extent of consumer acceptance of this new product category, which combines multiple functions in a pocket sized device.

A general decline in economic conditions could lead to reduced demand for our products.

         The downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, we could see a significant additional decrease in the overall demand for our products that could harm our operating results.

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

         Our accumulated deficit as of March 30, 2002 was $270.8 million. We had net losses of $76.2 million during the first nine months of fiscal 2002 and $58.8 million during the same period of the previous fiscal year. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation and intangibles, which will contribute to our net losses. As of March 30, 2002, we had a total of $13.2 million of deferred compensation and intangibles to be amortized. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

We depend heavily on our license from PalmSource. Our failure to maintain this license or a change in PalmSource’s business focus could seriously harm our business.

         Our license of the Palm OS operating system is critical to our Visor handheld computers and our Treo communicator line of products. If the license is not maintained or if PalmSource, the newly established, wholly-owned subsidiary of Palm which owns and controls the Palm OS platform, changes its business focus, it could seriously harm our business. This could happen in several ways. First, we could breach the license agreement, in which case PalmSource would be entitled to terminate the license. Second, if PalmSource were to be acquired, the new licensor may not be as strategically aligned with us as PalmSource even though it would be obligated to honor our license agreement. Third, we are dependent on PalmSource’s OS group, now part of the new entity, to continuously upgrade the Palm OS to operate on faster processors and otherwise remain competitive with other handheld operating systems.

         The Palm OS operating system license agreement, which was transferred from Palm to PalmSource, was renewed in April 2001 and extends until April 2009. Upon expiration or termination of the license agreement, other than due to our breach, we may choose to keep the license granted under the agreement for two years following its expiration or termination. However, the license during this two-year period is limited and does not entitle us to upgrades to the Palm OS operating system. In addition, there are limitations on our ability to assign the PalmSource license to a third-party. The existence of these license termination provisions and limitations on assignment may have an anti-takeover effect in that it could discourage third parties from seeking to acquire us.

         While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources.

Our business could be harmed by lawsuits that have been filed, or may in the future be filed, against Palm involving the Palm OS operating system.

         Suits against Palm and PalmSource involving the Palm OS operating system could adversely affect us. Palm is a defendant in several intellectual property lawsuits involving the Palm OS operating system. Although we are not a party to these cases and we are indemnified by PalmSource for damages arising from lawsuits of this type, we could still be adversely affected by a determination adverse to Palm or PalmSource as a result of market uncertainty or product changes that could arise from such a determination.

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

         We sell our products through numerous retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. Currently, our three largest retail partners are Best Buy, Fry’s and Staples. We also sell in international markets and offer our products through distributors in Asia Pacific, Canada, Europe and the Middle East. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

         As the global information technology market weakens, the likelihood of the erosion of the financial condition of these distributors and retailers increases, which could cause a disruption in distribution as well as a loss of any of our outstanding accounts receivable.

         We are subject to many risks relating to the distribution of our products by retailers and distributors, including the following:

•	product returns from retailers and distributors could increase as a result of our interest in assisting retailers and distributors in maintaining appropriate inventory levels;

•	retailers and distributors may not maintain inventory levels sufficient to meet customer demand or may elect not to carry our new wireless communicator products such as Treo;

•	retailers and distributors may emphasize our competitors’ products or decline to carry our products;

•	conflicts may develop between the retail and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners; and

•	if we reduce the prices of our products, as we have in the past, in order to maintain good business relations, we may compensate retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices.

A portion of our revenue has been derived from sales on our Web site and system failures or delays have in the past and might in the future harm our business.

         A portion of our revenue is generated through our Web site. As a result, we must maintain our computer systems in good operating order and protect them against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. Our servers currently are co-located with the Exodus Service provided by Cable & Wireless plc. Cable & Wireless purchased certain assets of Exodus Communications, which filed for Chapter 11 bankruptcy protection due to its financial difficulties. Any disruption in these co-location services or the failure of these services to handle current or higher volumes of use could have a material adverse affect on our business. Despite precautions we have taken and improvements we have made, unanticipated problems affecting our systems have in the past and could in the future cause temporary interruptions or delays in the services we provide. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

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

         Some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. For example, Wavecom is the sole supplier of certain wireless technology components for our GSM Treo products. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, we might not be able to maintain timely and cost-effective production of our products.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

         The markets for handheld organizers and wireless communication products are highly competitive and we expect competition to increase. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

         Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors, include:

•	With respect to organizers, Acer, Casio, Handera, Hewlett-Packard, Palm, Sharp, Sony and Symbol;

•	With respect to wireless communicators, Ericsson, Kyocera, Motorola, Nokia, Palm, Research in Motion and Samsung; and

•	New market entrants such as Danger.

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

If we fail to accurately anticipate demand for our products, we may have costly excess production or not be able to secure sufficient quantities or cost-effective production of our products.

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

         We depend on third-party manufacturers to produce sufficient volume of our handheld organizers and wireless communicators devices in a timely fashion and at satisfactory quality levels. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. We currently have manufacturing agreements with Flextronics and Solectron under which we order products on a purchase order basis in accordance with a forecast. The absence of dedicated capacity under our manufacturing agreements means that, with little or no notice, our manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices. If they were to stop manufacturing our devices, it could take from three to six months to secure alternative manufacturing capacity and our results of operations could be harmed. In addition, if our manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our results of operations could suffer.

         Our reliance on third-party manufacturers exposes us to risks outside our control, including the following:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	the risks associated with international operations in Mexico, Malaysia, Romania and other countries where our manufacturers and their suppliers maintain facilities;

•	unpredictability of manufacturing yields; and

•	potential lack of adequate capacity to fill all or a part of the services we require.

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

         Our products are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly changing handheld computing and communications markets. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. For example, any such undetected errors or defects in our Treo communicator line of products could adversely impact market acceptance of this product line, which would hurt our business. We may experience delays in releasing new products or producing them in significant volumes as problems are corrected. From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of the products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, we warrant that our hardware will be free of defects for one year after the date of purchase. In Europe, we are required by law in some countries to provide a two-year warranty for certain defects. Delays, costs and damage to our reputation due to product defects could harm our business.

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

         Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for highly skilled employees in our industry is intense. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. In particular, it is important to our business that we successfully recruit and integrate a new Chief Financial Officer in a timely manner given the decision made by Bern Whitney, our current Chief Financial Officer, to resign from the company effective as of July 1, 2002. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

         In addition, when our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. In order to help retain employees, we recently offered our employees the right to participate in an option exchange program pursuant to which they can choose to exchange unexercised stock options for new stock options with a new exercise price to be granted at least six months and one day following the cancellation of their existing stock options.

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

         Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. On March 14, 2001, NCR Corporation filed suit against Handspring and Palm in the United Stated District court for the district of Delaware. The complaint alleges infringement of two U.S. patents. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims. On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims. We believe that the claims in both lawsuits are without merit and intend to vigorously defend against them.

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

         In December 2001, we completed an underwritten public offering as well as a non-underwritten transaction with QUALCOMM Incorporated. Net of offering expenses, these transactions resulted in proceeds of $47.0 million. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. However, our resources may prove to be insufficient for working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

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

         In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. We recently have been named as a party in several purported securities class action lawsuits that claim that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. We have sought indemnification from the underwriters pursuant to the underwriting agreement that we entered into with them in connection with our initial public offering.

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

         In February 2001, we entered into two operating lease agreements for our new corporate headquarters, consisting of approximately 340,000 square feet, that is being constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Monthly rent obligations of $1.7 million are expected to commence during the fourth quarter of calendar 2002, with annual increases determined in part by the Consumer Price Index. The minimum monthly payment in the twelfth year is $2.4 million. A portion of our leased space may exceed our projected needs for the next several years. As a result, and given the decline in the commercial real estate market, we could be faced with paying rent for space we are not using or with subleasing the excess space for less than the lease rate, which would result in a charge that reflects the loss for the sublease.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

         On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. All parties have filed motions for summary judgments in their favor.

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

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

Bernard J. Whitney, our Chief Financial Officer, has announced his resignation from the Company, effective on July 1, 2002. We have retained an executive recruiting firm to conduct a search for a new Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the quarter.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002	HANDSPRING, INC.

	By:	/s/ Bernard J. Whitney Bernard J. Whitney Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)