Form 10-K
period 2002-06-29
HANDSPRING INC
filed 2002-09-27
CIK 1091822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $93,100,000 as of August 31, 2002, based upon the closing price on the Nasdaq National Market reported for such date. The Registrant has not issued any non-voting stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Shareholders, to be held on November 7, 2002, are incorporated by reference into Part III of this Form where indicated.

HANDSPRING, INC.

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business

      We may make statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as believe, expect, anticipate, intend, plan, and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in Factors Affecting Future Results and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

      We are a leading provider of handheld computing and wireless communications devices. We design, manufacture and sell products in two major categories: handheld computers, also called organizers, and integrated handheld wireless devices, also called communicators. These products include various combinations of hardware, software and services.

      We believe that over time the future of handheld computing will be integrated wireless devices that combine voice, data, messaging and personal organization capabilities into one device with a compelling form factor. Accordingly, during the 2002 fiscal year we focused our development and business efforts on the emerging communicator market.

      In December 2001 we started shipping the Treo 180 communicator, our first product in the communicator category. The Treo 180 is an integrated device combining a mobile phone that operates on the GSM (Global System for Mobile Communications) telecommunications standard, a personal organizer based on the Palm OS, and wireless applications such as SMS (short messaging service), Internet access and email, all in a shirt pocket size form factor.

      The Treo 270 communicator first shipped in June 2002 and is similar to the Treo 180 but adds a bright color display, a backlit keyboard and improved battery life. In July 2002 we shipped the Treo 300 communicator, an integrated device with functionality similar to the Treo 270 that is based on the CDMA (Code Division Multiple Access) telecommunications standard and is designed to work on the Sprint 1xRTT network.

      In May 2002 we released the Treo Mail service which, for an additional charge, allows users to send and receive email from their Treo communicator as if they were working from their desktop computer. In addition, we are now in the process of releasing a firmware update that allows Treo 180 and Treo 270 users to upgrade their devices to take advantage of new GPRS (General Packet Radio Service) data services on select carrier networks.

      In the handheld computer market, we launched the first product in our Visor product family, the Visor Deluxe, in October 1999. Our Visor line of electronic organizers support an open expansion slot, known as our Springboard platform, that provides a simple and easy method for adding hardware and software applications.

      In 2000 and 2001 we expanded the Visor family to include the Visor Prism, Visor Platinum, Visor Edge, Visor Pro and Visor Neo. As we have shifted our focus to communicators and our Visor products have reached the end of their product life cycle, we have discontinued building Visors, although inventory is available from us and our channel partners. To date, we have shipped approximately 3.2 million Visor units worldwide.

      In June 2002, we shipped the Treo 90, an organizer product with a similar form factor to our Treo communicators. The Treo 90 is the lightest Palm OS color device on the market today, and features an integrated, physical keyboard.

      In addition to our hardware products, we also license our Blazer browser to end users and other companies. Blazer is a fast, proxy-based Palm OS browser that enables wirelessly connected mobile devices to quickly access a wide range of Web sites, not just those designed for mobile content.

      We believe that continued product innovation will be the key to our success in the emerging wireless communicator market. The challenge will be to combine software, hardware and communications functionality in compelling products that both meet the needs of wireless carriers and offer a superior experience to end users.

Products and Services

      Communicators. We design, manufacture and sell a line of integrated, handheld wireless devices that combine a mobile phone, an organizer based on the Palm OS, and wireless applications such as messaging, Internet access and email, all in a shirt pocket size form factor. We call these devices communicators. We believe that communicators represent a new, emerging category of devices that holds great potential value to users.

      Our first communicator, the Treo 180 based on the GSM standard, started shipping in limited volumes in December 2001 and in larger volumes during the first quarter of calendar of 2002. There are two dual-band versions of the Treo 180 available: a 900/1900 MHz version sold in North America, which can roam throughout the world; and a 900/1800 MHz version sold in Europe and Asia, which can roam in those markets. Treo 180s are available in English, French, and German versions. The Treo 180 features include:

Hardware	Software

• An upgradeable, dual band radio on the GSM standard
• A small, integrated QWERTY and numeric keyboard
• 16 megabytes of user memory
• A 33 MHz Motorola dragonball processor
• A monochrome 160 x 160 pixel display
• An integrated hard cover with a clear viewing window
• A rechargeable lithium ion battery
• A ring silencer
• A jog dial
• A speaker and speaker phone
• A phone headset jack along with an included headset
• A power charging and synchronization cable	• The Palm OS
• The Palm Desktop software for either Macintosh or Windows   desktop computers
• The Blazer Internet browser
• A suite of personal organization applications, such as an   advanced calendar
• HotSync synchronization software
• A variety of separately provided applications on a CD,
including OneTouch Mail from JP Systems

      The Treo 180g is identical to the Treo 180 except that instead of the physical keyboard, the digitizer is extended and includes a Graffiti text input area.

      In June 2002 we started shipping our second communicator product, the Treo 270. The Treo 270 is also a GSM product and differs from the Treo 180 in that it has a color CSTN 160 x 160 pixel display, a backlit keyboard, and an enhanced battery life. We do not offer a Graffiti version of the Treo 270.

      We are now in the process of releasing a firmware update that allows Treo 180 and Treo 270 users to upgrade their devices to take advantage of new GPRS data services offered by numerous GSM carriers around the world.

      This firmware update is offered to users at no additional charge. It will be delivered over the Internet and synchronized onto the user’s device through the HotSync process. With this update, Treo 180 and Treo 270 users will be able to take advantage of an “always on” and higher bandwidth Internet connection for accessing Web pages and utilizing email and other data services.

      In July 2002 we shipped the Treo 300, a Treo communicator based on the CDMA standard widely used in North America. This product is a co-labeled product with Sprint PCS under an exclusive arrangement. The Treo 300 is available through Sprint stores, third party resellers, Sprint business channels including its direct sales force, and on Sprint’s and Handspring’s Web sites. The Treo 300 has features similar to the Treo 270, with additional functionality that was designed for Sprint that optimizes Sprint’s new 1xRTT packet data network.

      We believe Treo communicators are distinguished by several features from their competitors. First, Treo software has an easy-to-use interface that makes functions such as conference calling, caller ID, speed-dialing, call history and standard dialing, fast and intuitive. Second, the software has integrated the telephone functionality with the organizer functionality such that there is now a single application that contains both the phone book and the address book. As a result, users can quickly and easily look up and dial any name in a large address book just by typing a few letters of a name. Third, while there have been integrated products shipped in the past by other companies, the Treo is unique in its small size (weighing just over 5.2 oz, 148g), and it fits easily into a shirt pocket or purse. Fourth, the Treo also comes with significant data services software: the Blazer Internet browser, an SMS messaging client and a POP3 email client. Finally, Treo is the first voice and data communicator that includes an integrated alpha numeric physical keyboard.

      Treo Mail. In May 2002, we released the Treo Mail service that allows Treo communicators to receive and send wireless email that synchronizes with their Outlook, Microsoft Exchange Server or POP3 email account. To purchase Treo Mail, a user downloads a piece of client software from Handspring’s Web site, and installs that software on the user’s desktop computer. With Treo Mail, email is forwarded in an encrypted form to a secure server, managed by our business partner Visto Corporation, and then is retrieved by the Treo communicator. Users can receive emails through either an automated dial-up process, or manually upon demand. Users pay an annual subscription fee to Handspring for the use of Treo Mail (currently $99.99 or $49.99, depending on the version) as well as a usage fee to the appropriate network operator. Usage pricing plans vary by network operator. Treo Mail works over GSM circuit switched data networks, as well as on GPRS and CDMA 1xRTT networks.

      Organizers. We sell a family of Visor handheld, expandable computers that we call organizers. The Visor product line has included the Visor Deluxe, Visor Prism, Visor Platinum, Visor Edge, Visor Pro and Visor Neo. We have introduced Visor handheld computers in English, French, Italian, German, Spanish and Japanese versions. The Visor series uses the Palm OS operating system that we license from PalmSource, which allows the Visors to run standard Palm OS applications, such as the Address Book, as well as Handspring developed Palm OS applications, such as an advanced calculator. Our Visor handheld computers are expandable through our proprietary Springboard expansion slot, which allows users to add applications through a Springboard module.

      As we have shifted our focus to communicators and our Visor products are reaching the end of their product life cycle, we have discontinued building Visors, although inventory may still be available from us and our channel partners. To date, we have shipped approximately 3.2 million Visor units worldwide.

      Our newest handheld computer is the Treo 90. The Treo 90 is distinguished from our Visor products in that it does not have a Springboard slot, but instead has a Secure Digital (SD) slot for adding content and memory expansion modules. The Treo 90 is the lightest Palm OS based device with a color display in the market today, and features a small QWERTY keyboard for text entry rather than Graffiti text entry software. The Treo 90 has a CSTN color display, 16 megabytes of user memory, an infrared transceiver, a rechargeable lithium ion battery, and a combination charging and synchronizing cable, and includes personal organization applications and HotSync desktop synchronization software. The Treo 90 display has a digitizer that, along with the included stylus, can be used for easy navigation and for playing games.

      Blazer Software. Blazer is a Palm OS Web browser that enables wirelessly connected mobile devices to quickly access a wide range of Web sites, not just those designed for mobile content. Blazer is built on our BlueSky proxy technology, which optimizes Internet content for viewing regardless of origin. For example, Blazer can optimize and display content that utilizes the HTML, WAP (WML/ HDML), or cHTML (iMode) standards. Blazer also offers built-in content streaming and progressive rendering that allows the user to immediately begin viewing content while the rest of the requested site is downloaded.

      The Blazer browser enhances the functionality of any Palm OS-based handheld computer equipped with a wireline or wireless modem. With such a solution, our Blazer QuickStart page provides users with one-touch access to news, stock quotes, driving directions, weather and other Web content. Search capability provided by Google enables Blazer users to conduct fast, accurate Web searches. Blazer also incorporates encryption technology from Certicom to support access to secure Web sites.

      Blazer is available for download for $19.95 through our software distribution partners Handango and PalmGear. We also have licensed Blazer to Earthlink, Sprint and Xircom, an Intel company. In addition, Blazer is included as a part of our Treo communicator products.

      Accessories. We offer a full line of accessories for our products. For example, we sell a selection of cases and a variety of stylus packs for our handheld computers, and a car lighter adaptor and optional cradle for our communicators. In addition, third parties offer accessories for our products, such as the GoType! keyboard from LandWare and the Stowaway portable keyboard from Targus.

Sales and Marketing

      We sell our products through distribution, retail, carrier and online partners in the United States, Asia-Pacific, Canada, the Middle East and Europe and through our own Web site at handspring.com. North American sales constituted 84% of total revenue during fiscal 2002. Our largest retailer is Best Buy, which accounted for 15% of total worldwide revenue during fiscal 2002.

      We have worked to develop strong relationships with a variety of wireless carriers around the world. We work with these carriers in different ways, depending on each carrier’s unique situation and requirements. In each case, technical certification on the network is required. We also work with carriers to determine joint marketing and sales plans and we often train their sales and technical support representatives.

      Handspring.com is a major site for buying our products on the Internet. When we sell a Treo communicator on our own Web site, we sometimes have the opportunity to earn subsidies from carriers if the Treo communicator customer also purchases a voice or data plan. Today the wireless industry is generally decreasing subsidies on voice services. However, given the need for carriers to sign up customers to their new data service offerings, we believe that subsidies will continue to be available for data service contracts.

      Our early target markets for the Treo communicator products are those users who carry multiple devices such as a cell phone, a handheld computer (such as a Palm OS organizer) and a pager. To these people, our key selling points are the ability to eliminate multiple devices and consolidate monthly invoices, and the benefits of integrating functionality, such as dialing any name in the address book. Treo customers to date have generally been high end consumers who are interested in new technologies and new products. These “early adopters” represent a significant part of the selling process in new categories as they recommend a product to friends and colleagues. In our early Treo customer surveys, 88% of users indicated a willingness to recommend the Treo to others.

      Although our sales to date principally have been to individual consumers, we have seen interest in the Treo product family from education, government and enterprise customers. To enhance our ability to sell into these markets in the U.S., we retained MarketLink, a manufacturer’s representative organization with approximately 35 direct salespeople experienced in the sales of wireless products.

      We use a variety of marketing programs to build awareness of our products through retail partner advertising, end user promotions, public relations campaigns, strategic promotional efforts and in-store retail merchandising. Over this past year, we have not invested substantially in mass market advertising. We believe that such a marketing program is a less efficient use of resources than a more targeted effort.

Customer Service and Support

      We generally sell our products with a one-year limited warranty and offer a supplemental extended warranty program. We currently outsource our Visor repair services to Jabil Global Services Corporation. Jabil receives products at its Louisville, Kentucky facility. We currently outsource our Treo repair services to Solectron Global Service. Solectron receives products at its Cypress, California facility.

      We provide telephone-based customer support and technical support to our customers through outsource partners and through our Web site. This service currently is offered free of charge for 90 days after purchase, and then on a modest cost per call basis thereafter. Our retail and carrier partners provide first-line customer and technical support to their customers. We provide escalation service and support and technical training for our outsource providers and retail and carrier partners.

Product Development and Technology

      Our products are conceived, designed and implemented through the collaboration of our internal engineering, marketing and manufacturing organizations. Our product design efforts are focused on both improving our existing products and developing new products. We intend to continue to employ a customer focused design approach by providing innovative products that respond to and anticipate customer needs for functionality, mobility, simplicity, style and ease of use.

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

      Although hardware is the most visible aspect of our products, we also add value to our products through software development. This software development is at a low level to enable hardware functionality, at the operating system level to enhance and extend the Palm OS, at the applications software level to provide integrated functionality, and, outside of the devices, at the server level, to manage communications such as with the Blazer browser.

      In our Treo communicator business, usually we are required to pass individual carrier certification requirements before our products may be operated on a carrier’s network. Our devices also must receive approval from relevant governmental bodies, such as FCC approval in the U.S. In addition, our GSM communicators must pass Full Type Approval (FTA). We have established an internal certification team and carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

      We expect to continue to invest in developing new products, particularly in the area of wireless communicators. Our research and development expenditures totaled $24.7 million in fiscal 2002, $23.6 million in fiscal 2001 and $10.3 million in fiscal 2000. As of August 31, 2002, we had 100 people engaged in research and development activities.

Manufacturers and Suppliers

      Our Treo communicators and Treo 90 organizer are manufactured by Solectron at its facilities in Guadalajara, Mexico. Solectron procures components, and manufactures, assembles and tests our products. By outsourcing the manufacturing process, we are able to focus on our core competencies of product development and design, minimize capital expenditures, rely on third parties with more manufacturing expertise than we have, and avoid the need to maintain facilities for manufacturing operations.

      The components that make up our products are purchased from various vendors, including key suppliers such as Motorola, which supplies microprocessors, and Seiko, which supplies displays. Some of our components are currently supplied by sole or single source suppliers for which alternative sources have not been readily available in sufficient quantities or at an attractive cost. For example, we are reliant on two key partners for the radios used in our Treo communicators: Wavecom for GSM radios and AirPrime for CDMA radios. Power supply integrated circuits, microprocessors, and some discrete components also are obtained from a sole or single source.

      Product orders are transmitted to either Modus Media or BrightPoint depending on the product and the location of the customer. Both of these fulfillment agents complete the pack-out process by assembling a finished goods box consisting of the applicable product, software and other assorted materials.

      Our Treo Mail product is offered as a result of a joint development and marketing partnership with Visto Corporation. We offer Treo Mail as a Handspring product, invoiced directly to customers who purchase it from our Web site. The servers that manage the flow of electronic mail are developed and maintained by Visto, with whom we share the revenue generated from Treo Mail subscriptions.

Competition

      The market for organizers and wireless communicators is highly competitive, and we expect competition to increase in the future. Most of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements than we can. They also may devote greater resources to the development, promotion and sale of their products than we do.

      We believe that the principal competitive factors affecting the market for organizers and wireless communicators are design, performance, price and brand. Factors that we believe will become increasingly important include wireless connectivity, email and instant messaging capabilities and voice integration. We believe that we compete favorably compared to many of our current competitors with respect to some or all of these factors.

      Our products compete with a variety of handheld devices, including organizers, handheld computers, high end cell phones, smart phones and two-way pagers. Our principal competitors include:

•	the Palm Solutions Group, a subsidiary of Palm, Inc., which develops, manufactures and markets handheld devices, and which is now physically separated from PalmSource, the licensor of Palm OS software;

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity;

•	personal computer companies such as Hewlett-Packard and Acer;

•	mobile handset manufacturers such as Audiovox, Ericsson, Kyocera, LG, Motorola, Nokia, Sanyo and Samsung;

•	consumer electronics companies such as Casio, Sharp and Sony; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Good Technologies.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce sales and market acceptance of our products, cause intense price competition resulting in reduced gross margins and lower our market share. To be competitive, we must continue to invest significant resources in research and development as well as sales and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

Intellectual Property

      Our success depends in part on our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trade secret, trademark, copyright and patent laws and contractual restrictions on disclosure to protect our intellectual property rights.

      We license various technologies from third parties that have been integrated into our products. We believe that licensing complementary technologies improves our products in an efficient manner, allowing us to focus on our core competencies. Our most significant license is of the Palm OS operating system from PalmSource. We also license conduit software from Chapura, Inc. that allows for synchronization with Microsoft Outlook, encryption technology from Certicom for our Blazer browser, email technology from Visto and a variety of applications software technologies. Our Palm OS operating system license requires the payment of royalties and maintenance and support fees to PalmSource. The license agreement extends until April 2009 and is non-exclusive.

Employees

      As of August 31, 2002, we had a total of 383 employees, of which 100 were in research and development, 43 were in manufacturing services, 124 were in marketing and sales, 42 were in customer relations and operations and 74 were in general and administrative. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements.

Item 2.     Properties

      Our headquarters are located in two leased office spaces in Mountain View, California. These buildings comprise an aggregate of approximately 86,500 square feet. The lease terms extend to August 2004 and June 2008. We also have approximately 28,900 square feet of additional office space in Mountain View subject to a lease that extends to May 2003 that we are currently seeking to sublease. In addition, we currently lease office space in Singapore, the United Kingdom, the Netherlands, Switzerland, France and Germany.

      In February 2001, we entered into lease agreements for two buildings totaling approximately 340,000 square feet that are being constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Monthly rent expense of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence in the quarter ending on December 28, 2002, with annual rent increases determined in part by the Consumer Price Index.

      Given that our existing office space is adequate to meet our current requirements, our current plan is to sublease at least one, and possibly both, of the two Sunnyvale buildings. We have engaged a real estate broker to market the space but have not yet secured any subtenants. Subleasing is difficult given the substantial decline in the commercial real estate market in Silicon Valley. Accordingly, any space that we do sublease will be at a rental rate significantly below our lease rate.

      At the same time that we are attempting to sublease the buildings, we also are in discussions with the developer to negotiate a potential buy-out or restructuring of our leases. Today we cannot predict the outcome of those discussions. However, as a result of either subleasing the buildings, or a buy-out or restructuring of the leases, we anticipate taking a significant, one-time, charge relating to these buildings in the December quarter of fiscal 2003. Moreover, in either case, the resulting expense will be substantial and will adversely affect our cash resources.

Item 3.     Legal Proceedings

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted Handspring’s motion for summary judgment finding that Handspring did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling and Handspring currently is preparing a response to that objection.

      On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, Handspring filed motions for summary judgment and expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

      On August 13, 2001, Handspring and two of our officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring’s initial public offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with our underwriters in connection with our initial public offering. These cases have been consolidated with many cases brought on similar grounds against other parties in the United States District Court for the Southern District of New York. A Motion to Dismiss has been filed by a number of defendants, including Handspring and our named officers, but the court has not yet ruled on the motion.

      On September 18, 2002, Research in Motion filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. Handspring has not yet filed an answer to the complaint.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Market for Registrant’s Common Equity. Our common stock is traded on the Nasdaq National Market under the symbol “HAND.” The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq National Market for the two most recent fiscal years:

Fiscal Year 2002	High	Low

Fourth Quarter	$4.86	$1.21
Third Quarter	8.03	3.68
Second Quarter	7.75	1.13
First Quarter	7.61	1.27

Fiscal Year 2001	High	Low

Fourth Quarter	$18.35	$4.60
Third Quarter	50.38	9.88
Second Quarter	99.31	30.25
First Quarter	81.25	24.75

      On August 31, 2002, there were 476 stockholders of record and over 50,000 beneficial holders.

      We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The selected consolidated statement of operations data for the years ended June 29, 2002, June 30, 2001 and July 1, 2000, and the selected consolidated balance sheet data at June 29, 2002 and June 30, 2001, are derived from our audited consolidated financial statements that have been included elsewhere in this annual report. The consolidated statement of operations data for the period from July 29, 1998 (date of inception) to June 30, 1999 and the consolidated balance sheet data as of July 1, 2000 and June 30, 1999 are derived from our audited consolidated financial statements not included herein.

				Period From
				July 29, 1998
	Year Ended	Year Ended	Year Ended	(Date of Inception)
	June 29,	June 30,	July 1,	to June 30,
	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$240,651	$370,943	$101,937	$—

Costs and operating expenses:
Costs of revenue	205,917	292,311	69,921	—
Research and development	24,739	23,603	10,281	2,738
Selling, general and administrative	85,612	145,132	42,424	2,451
In-process research and development	—	12,225	—	—
Amortization of deferred stock compensation and intangibles	20,181	32,830	40,077	3,646

Total costs and operating expenses	336,449	506,101	162,703	8,835

Loss from operations	(95,798)	(135,158)	(60,766)	(8,835)
Interest and other income, net	5,259	12,195	675	446

Loss before taxes	(90,539)	(122,963)	(60,091)	(8,389)
Income tax provision	1,050	3,000	200	—

Net loss	$(91,589)	$(125,963)	$(60,291)	$(8,389)

Basic and diluted net loss per share	$(0.71)	$(1.21)	$(1.77)	$(0.71)

Shares used in calculating basic and diluted net loss per share	128,221	103,896	34,015	11,772

	June 29,	June 30,	July 1,	June 30,
	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$151,433	$201,760	$199,212	$13,917
Working capital	51,762	48,670	182,662	13,108
Total assets	216,175	253,235	230,472	15,631
Long-term liabilities, net of current portion	—	—	57	—
Redeemable convertible preferred stock	—	—	—	17,972
Total stockholders’ equity (deficit)	122,906	145,202	194,229	(3,616)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We were incorporated in July 1998 to develop innovative handheld computers. Our goal is to become a global market leader in the handheld computing market, which includes the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities. Shipments of our first Visor organizer products began in October 1999.

      Beginning in the fourth quarter of fiscal 2001, we saw significant adverse changes in the handheld organizer market due to the economic slowdown, excess channel inventory, aggressive price reductions and increased competition from both PocketPC and Palm OS handheld organizer manufacturers. These conditions continued throughout fiscal 2002, and contributed in part to a 35% decrease in revenue from fiscal 2001 to fiscal 2002.

      Significant accomplishments during fiscal 2002 included the following:

•	We began shipping our Treo communicators for operation with GSM networks: the monochrome Treo 180 and the color Treo 270. We also released Treo Mail, our wireless email solution for Treo communicators.

•	We added two new products to our Visor organizer family in September 2001, Visor Neo for the entry level market, and Visor Pro for the professional market. In June 2002, we shipped the Treo 90, a color organizer with the same form factor as our Treo communicators that features an integrated, physical keyboard.

•	We released a new version of Blazer, our Web browser, that supports five languages: English, French, Italian, German and Spanish. Blazer continues to be viewed as a leading Web browser for Palm OS devices, and is a key component for Treo.

•	We completed an underwritten public offering of 7.0 million shares of common stock at a price to the public of $5.50 per share, plus an additional 36,000 shares pursuant to the underwriters’ over-allotment option. In addition, QUALCOMM Incorporated made an investment of $10.0 million to purchase 1.8 million shares of our common stock. Net of offering expenses, these transactions resulted in proceeds of $47.0 million.

•	We significantly reduced operating expenses. Excluding amortization of deferred stock compensation and intangibles, operating expenses declined by $58.4 million, or 35%, from fiscal 2001 to fiscal 2002.

      We believe that integrated wireless devices will be the future of handheld computing. As a result of this belief, we are in the process of transitioning Handspring from a company focused on standalone handheld computers, to a company aimed at becoming a leader in the emerging category of wireless communicators. This transition may take some time as products are introduced and advanced, as the networks mature their data offerings, and as customers become more familiar with these new offerings. While we continue to sell organizers, we have shifted much of our future product development towards wireless communicators, which we believe represents a potentially large, new category of computing and communications devices.

Significant Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates.

      Revenue Recognition — Revenue to date is comprised almost entirely of sales of our organizers and communicators. Retail sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized.

      Returns reserve — We offer limited return rights on our products and accordingly, at the time the related sale is recorded, we reduce revenues for estimated returns. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns and inventory levels in the channel. We also estimate and reserve for rebates and price protection based upon specific programs. Actual results may differ from these estimates.

      Warranty reserve — The cost of product warranties is estimated and accrued at the time revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failures rates, component costs and repair service costs incurred in correcting a product failure. Should actual product failure rates, component costs or repair service costs differ from our estimates, revisions to the estimated warranty costs would be required.

      Cash and cash equivalents, short-term investments and long-term investments — We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

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

      Accounts receivable — Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, credit card fraud, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off as bad debt against the allowance.

      Inventories — Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Provisions for potentially obsolete or slow moving inventories are made based on management’s analysis of inventory levels and future sales forecasts. These provisions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

      Income Taxes — We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

Results of Operations

      Revenue. Fiscal 2002 revenue was $240.7 million, a decline of $130.3 million from fiscal 2001 revenue of $370.9 million. The decrease was primarily due to the following factors:

•	There was a decline in unit shipments of our Visor organizers. We believe that unit sales decreased due to economic weakness, a significant slowing in the growth rate of the organizer market, excess inventories, increased competition, and our shift in focus from organizer products to communicator products.

•	There was a decline in the average selling price for our Visor organizers, which was primarily attributable to pricing and promotion actions that we initiated to reduce channel inventory, as well as a general reduction in the market prices for handheld organizers.

•	The decrease in Visor organizer revenue was offset in part by revenue generated from the first shipments of our Treo products, which began shipping internationally at the end of the second quarter of fiscal 2002, and began shipping in North America during the third quarter of fiscal 2002.

      Fiscal 2001 revenue was $370.9 million, an increase of $269.0 million from fiscal 2000 revenue of $101.9 million. This increase in revenue was primarily due to the following factors:

•	We began shipping products during the second quarter of fiscal 2000. Therefore, on a comparative basis, there was only a partial year of product shipments during fiscal 2000 compared to a full year of product shipments during fiscal 2001.

•	We expanded our distribution channels. Our first product shipments were only for orders received through our Web site. Toward the end of the third quarter of fiscal 2000 we began selling our products through select retailers. During the following five quarters we added additional retailers, distributors and e-commerce partners throughout the United States.

•	We entered a number of international markets. During the fourth quarter of fiscal 2000 and throughout fiscal 2001, we launched our products in Asia Pacific, Canada, Europe, Japan and the Middle East. As a result of this global expansion, revenue outside North America represented 19.5% of revenue during fiscal 2001 as compared to 3.9% of revenue during fiscal 2000.

•	We added several new products to our Visor family of handheld computers during fiscal 2001, including Visor Prism, Visor Platinum and Visor Edge, all with higher average selling prices than our initial Visor and Visor Deluxe products that first shipped in fiscal 2000.

      Cost of revenue. Cost of revenue was $205.9 million during fiscal 2002, a decline of $86.4 million from cost of revenue of $292.3 million during fiscal 2001. Excluding the amortization of deferred stock compensation, cost of revenue resulted in gross margin declining from 21% in fiscal 2001 to 14% in fiscal 2002. This decline was primarily attributable to aggressive pricing and promotion actions taken in order to increase demand and reduce inventory of our organizer products. The negative effect of the pricing and promotion actions on gross margin was partially offset by higher margins on the sales of our Treo line of products beginning in the second quarter of fiscal 2002. Also offsetting the decrease in gross margin was a slightly higher percentage of our products sold through our Web site during fiscal 2002 as compared with fiscal 2001. Sales through our Web site typically generate higher gross margins as compared to retail sales.

      Cost of revenue during fiscal 2001 was $292.3 million, an increase of $222.4 million from fiscal 2000 cost of revenue of $69.9 million. Excluding amortization of deferred stock compensation, cost of revenue resulted in gross margin declining from 31% in fiscal 2000 to 21% in fiscal 2001. This decline was primarily attributable to three factors. First, we incurred a $26.8 million charge in the fourth fiscal quarter as a result of excess and obsolete inventory and changes in our product development plans. Second, we took pricing and product promotion actions in order to increase demand and reduce inventory. Third, retail sales made up a larger percentage of fiscal 2001 revenue, which generated lower gross margins, as compared to the prior fiscal year where we experienced a higher percentage of direct sales through our Web site. These factors that adversely affected gross margin were partially offset by our introduction of new products with higher average sales prices and higher gross margins during fiscal 2001.

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

      Research and development. Research and development expenses during fiscal 2002 were $24.7 million, an increase of $1.1 million, or 5%, from $23.6 million during fiscal 2001. Research and development expenses during fiscal 2001 increased $13.3 million, or 130%, from $10.3 million during fiscal 2000. The increases in both years were primarily due to the hiring of additional personnel required for development of new products, including our Treo communicator during fiscal 2002. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communicator products.

      Selling, general and administrative. Selling, general and administrative expenses during fiscal 2002 were $85.6 million, a decline of $59.5 million, or 41%, from $145.1 million during fiscal 2001. This decrease was primarily due to significant reductions in advertising and marketing activities, as well as the restructuring of our customer support organization and general cost reductions made company-wide. Selling, general and administrative expenses during fiscal 2001 increased $102.7 million, or 242%, from $42.4 million during fiscal 2000. This increase reflected the additional costs and expenses relating to the overall expansion in our level of operations required to support our revenue growth during this period, including increased sales and marketing activities for four new products introduced in fiscal 2001, expenses related to our efforts to increase recognition of our brand name and expenses related to putting in place the infrastructure required for a rapidly growing public company.

      In-process research and development. In February 2001, we completed our acquisition of BlueLark Systems, a provider of client and server based software designed to deliver content and services to wirelessly connected mobile devices. Under the terms of the agreement related to this acquisition, we issued 450,000 shares and options to purchase Handspring’s common stock in exchange for all of BlueLark System’s outstanding shares and options for a total purchase price of $16.4 million. The acquisition was accounted for as a purchase.

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

      Amortization of deferred stock compensation and intangibles. We recognized $20.2 million, $32.8 million and $40.1 million of amortization of deferred stock compensation and intangibles during fiscal 2002, 2001 and 2000, respectively. This amount is primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

      As part of the acquisition of BlueLark Systems, we also recorded intangible assets consisting of goodwill and assembled workforce of $612,000. These assets were amortized from the date of acquisition through fiscal 2002 on a straight-line basis over three years. However, with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in fiscal 2003, the value of assembled workforce will be reclassified and recorded as goodwill, and the amortization will be discontinued. Instead, the unamortized balance of $331,000 at June 29, 2002 will be subject to an impairment test at least annually.

      Future amortization of deferred stock compensation is estimated to be $8.2 million and $1.3 million for fiscal years 2003 and 2004, respectively.

      Interest and other income, net. Interest and other income, net was $5.3 million during fiscal 2002, a decline of $6.9 million from $12.2 million in fiscal 2001. This decrease was a result of decreased interest income from lower average cash and investment balances as well as lower interest rates during fiscal 2002 compared to fiscal 2001. Interest and other income, net during fiscal 2001 increased by $11.5 million from $675,000 in fiscal 2000. This increase is a result of increased interest income from higher average cash and investment balances primarily resulting from our financing activities, including $184.9 million of net proceeds received from our initial public offering on June 20, 2000, and $28.0 million of net proceeds received in July 2000, when our underwriters exercised their over-allotment option.

      Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates, primarily caused from the movement between the Euro and the U.S. dollar on our foreign subsidiaries’ U.S. dollar liabilities. These fluctuations partially offset the decrease in interest and other income, net during fiscal 2002 and partially offset the increase during fiscal 2001. We have in the past entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We will continue to assess the need to utilize financial instruments to hedge currency exposures.

      During fiscal 2000, interest and other income, net also included the amortization of costs associated with a subordinated debt facility agreement that we entered into in June 1999. These costs relate to the inclusion of a right granted to our lender to purchase 198,965 shares of Series A preferred stock. The total cost was amortized over the 12-month term of the agreement.

      Income Tax Provision. The provision for income taxes was $1.1 million, $3.0 million and $200,000 during fiscal 2002, 2001 and 2000, respectively. The provision for income taxes consists primarily of foreign taxes related to our business outside of the United Sates of America. The fluctuations in the provision for income taxes during fiscal 2000 through fiscal 2002 relate to the increase during fiscal 2001 and the decrease during fiscal 2002 in the level of our operations outside of the United States.

      No provision for federal income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

      As of June 29, 2002, we had cash, cash equivalents and short-term investments of $100.8 million, down $20.7 million from $121.5 million as of June 30, 2001. This decrease is primarily attributable to cash used in operations, partially offset by the net proceeds received from the underwritten public offering and private offering we completed during December 2001 as well as the movement of investments from long-term to short-term.

      Net cash used in operating activities was $89.0 million, $16.9 million and $3.4 million during fiscal 2002, 2001 and 2000, respectively. Net cash used in operating activities was primarily attributable to our net losses offset partially by the non-cash charge for amortization of deferred stock compensation and intangibles and, to a lesser extent, depreciation and amortization. The losses during fiscal 2001 were also offset by the non-cash charges for the write-off of excess and obsolete inventories as well as in-process research and development associated with our acquisition of BlueLark Systems. During fiscal 2002, additional contributors to the use of cash were an increase in accounts receivable and a decrease in current liabilities. The increase in accounts receivable was due to the timing of shipments in the last quarter of fiscal 2002 compared with the previous year, and the decrease in current liabilities was due to a general decrease in the level of operations throughout the year as well as the payment for excess and obsolete inventories reserved for in the previous year. Also, during fiscal 2002 we changed our business practice with our logistics partners, whereby we now own all inventory held at their facilities. This change in practice caused a decrease in prepaid expenses and an increase in inventory on the balance sheet. During fiscal 2001, an increase in prepaid expenses and other current assets and inventories contributed to the net cash used in operating activities. These increases were primarily a result of the prepayment of foreign taxes, prepayments made to our suppliers for inventory that they held on our behalf and purchases of long lead-time, Handspring-specific, product components. A decrease in accounts receivable during fiscal 2001, due to the timing of shipments in the last quarter of fiscal 2001 compared with fiscal 2000, and an increase in current liabilities, due to a general increase in the level of operations during the year, partially offset the cash used during fiscal 2001. During fiscal 2000, an increase in accounts receivable contributed to the use of cash in operating activities, reflecting the commencement of product sales, offset by a significant increase in current liabilities due to a general increase in the level of operations during that year.

      Net cash provided by investing activities was $36.4 million during fiscal 2002, primarily attributable to proceeds received from maturities or sales of available-for-sale securities, partially offset by purchases of available-for-sale securities, and to a lesser extent, purchases of property and equipment. Net cash used in investing activities was $123.6 million and $6.0 million during fiscal 2001 and 2000, respectively. The uses of cash primarily consisted of purchases of property and equipment, available-for-sale securities and purchases of investments for collateral on our operating leases, partially offset by proceeds received from maturities or sales of available-for-sale securities.

      Net cash provided by financing activities was $51.1 million, $31.0 million and $198.4 million during fiscal 2002, 2001 and 2000, respectively. The net cash provided by financing activities during fiscal 2002 resulted primarily from the public sale of our common stock and a $10.0 million investment from QUALCOMM Incorporated, for total net proceeds of $47.0 million. The $31.0 million provided by financing activities during fiscal 2001 resulted primarily from the underwriters of our initial public offering exercising their over-allotment to purchase 1,500,000 shares of common stock for net proceeds of $28.0 million. During fiscal 2000, the most significant component of cash provided by financing activities was $184.9 million received from our initial public offering, as well as $10.0 million of net proceeds that we received from the issuance of Series B preferred stock and $1.5 million when our subordinated debt lender exercised its option to purchase 198,965 shares of Series A preferred stock at $7.539 per share. In addition, we received proceeds of $4.1 million, $3.1 million and $2.0 million during fiscal 2002, 2001 and 2000, respectively, from the issuance of common stock under stock option plans and stock purchase plans.

      We have pledged a portion of our investment securities as collateral for specified obligations under lease agreements for two buildings totaling approximately 340,000 square feet that are being constructed in Sunnyvale, California. Both leases have initial terms of twelve years. Monthly rent expense of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence during the second quarter of fiscal 2003, with annual rent increases determined in part by the Consumer Price Index. The minimum monthly rent payment in the twelfth year is $2.4 million. As of June 29, 2002 there was $47.4 million pledged in relation to these leases. Of the amount pledged $23.5 million is designated by the agreements to be utilized for tenant improvements. The remaining portion of the pledged investment represents a security deposit on the property. As of June 29, 2002 there was also a total of $3.3 million pledged as collateral for lease payments for various other leases expiring between June 2002 and June 2008, as well as foreign taxes.

      Given that our existing office space is adequate to meet our current requirements, our current plan is to sublease at least one, and possibly both, of the two Sunnyvale buildings. We have engaged a real estate broker to market the space but have not yet secured any subtenants. Subleasing is difficult given the substantial decline in the commercial real estate market in Silicon Valley. Accordingly, any space that we do sublease will be at a rental rate significantly below our lease rate.

      At the same time that we are attempting to sublease the buildings, we also are in discussions with the developer to negotiate a potential buy-out or restructuring of our leases. Today we cannot predict the outcome of those discussions. However, as a result of either subleasing the buildings, or a buy-out or restructuring of the leases, we anticipate taking a significant, one-time, charge relating to these buildings in the December quarter of fiscal 2003. Moreover, in either case, the resulting expense will be substantial and will adversely affect our cash resources.

      Our future capital requirements will depend on many factors, including the level and timing of our revenue and expenses and the extent of our lease obligations. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. To the extent cash generated from operations is insufficient to satisfy our liquidity requirements, including our lease obligations, we may need additional cash to finance our operating and investing needs. However, depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to delay, scale back or eliminate significant operating activities which may include certain research and development or marketing programs. Accordingly, the inability to obtain needed financing could adversely affect our business, financial condition and results of operations. We intend to invest the cash in excess of current operating requirements in interest-bearing, investment-grade securities with maturities no greater than two years.

Recently Issued Accounting Pronouncements

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS 121 and resolves certain implementation issues. SFAS 144 is effective beginning in fiscal 2003. The adoption is not expected to have a material impact on our financial position and results of operations.

      In November 2001, the Emerging Issues Task Force (“EITF”), issued EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives, Issues 2 and 3 of Issue No. 00-22, Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, and Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from the reseller). Any consideration given by a vendor to a customer (or a reseller, or a customer of a reseller) is generally presumed to be a reduction of selling price, and therefore, a reduction of revenue. That presumption can be overcome if the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale to the recipient, and the vendor can reasonably estimate the fair value of that benefit, in which case the consideration is characterized as an expense. We adopted EITF during fiscal 2002. The adoption did not have a material impact on our financial position or results of operations.

      In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on our financial position and results of operations.

Factors Affecting Future Results

If we are not successful in the development and introduction of new products, particularly new wireless communicator products and related services, our business would be substantially harmed.

      We depend on our ability to develop new or enhanced products and services that achieve rapid and broad market acceptance. We may fail to identify new product and service opportunities successfully or to develop and bring to market new products and services in a timely manner. In addition, our new products and services may not achieve the market penetration or price stability necessary for profitability. If we are unsuccessful in developing and introducing new products and services that are appealing to customers, our business and operating results would be negatively impacted.

      If we fail to anticipate our customers’ needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market, which will affect our ability to successfully compete. We cannot guarantee that we will be able to introduce new products on a timely or cost-effective basis or that customer demand will meet our expectations.

      Successful new product introductions are particularly important given our shift in development focus from organizers to wireless communicators. This shift in focus requires that our limited resources be directed more towards the development of communicators and less on traditional organizers where we have more extensive engineering, production and marketing experience. VisorPhone, which was our first attempt to offer a product combining wireless communications features with an organizer, did not achieve significant commercial success. Our new Treo family of wireless communicators is the next step in our ongoing development effort focused on new wireless technologies. Our business would be substantially harmed if we fail to successfully develop and commercialize new communicators and other innovative wireless products and services.

We depend on wireless carriers for the success of our Treo communicator products.

      The success of our Treo communicators is highly dependent on our ability to establish appropriate relationships, and build on our existing relationships, with wireless carriers. We cannot assure you that we will be successful in advancing our relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of Treo. Factors that are largely within the control of wireless carriers but which are important to the success of our Treo communicators, include:

•	the wireless carriers’ interest in testing Treo on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

•	the degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote Treo;

•	the extent to which wireless carriers will require specific hardware and software features on Treo communicators to be used on their networks;

•	the extent to which carriers will sell and promote competitive products over Treo and coverage area of voice and data services offered by the wireless carriers for use with Treo; and

•	the pricing and terms of voice and data rate plans that the wireless carriers will offer for use with Treo.

The success of our Treo communicator products requires both network and software upgrades

      We also depend on wireless carriers to build out advanced wireless networks in a timely manner. Advanced wireless networks such as General Packet Radio Services (GPRS, also known as 2.5G) and 1xRTT (also know as 3G) are expected to enhance the user experience for email and other services through higher speed and “always on” functionality. We are working to develop products that utilize these advanced wireless networks and recently shipped the Treo 300 designed to operate on Sprint’s CDMA 1xRTT network. We are now in the process of releasing a firmware update that allows Treo 180 and Treo 270 users to upgrade their devices to take advantage of new GPRS data services on select carrier networks. Delays in the roll-out of GPRS networks, or our failure to complete as scheduled the release of the Treo software upgrade that is needed for Treo to effectively operate with GPRS networks, could adversely affect our business.

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

      The shift in focus of our business from traditional handheld computers to our Treo wireless communicator products presents many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control. Factors that could affect the success of Treo include:

•	our dependence on third parties to supply components, such as Wavecom and AirPrime which provide radios for our GSM and CDMA based Treo communicators, respectively;

•	our ability to manufacture our Treo products in sufficient volumes on a timely basis;

•	the type of distribution channels where Treo will be available;

•	our ability to forecast demand accurately, especially for products such as Treo communicators which are in a new product category for which relevant data is incomplete or not available;

•	the end user price of Treo; and

•	the extent of consumer acceptance of this new product category, which combines multiple functions in a pocket sized device.

Our relationship with Sprint is particularly important to the success of our business.

      In March 2002, we announced an agreement to work with Sprint to develop a new CDMA version of the Treo communicator that operates on Sprint’s 3G network. This jointly labeled product, the Treo 300, became commercially available in August 2002. The Treo 300 is principally sold and promoted by Sprint and sales of this product are expected to constitute a significant portion of our revenues for the remainder of the calendar year. Since the Treo 300 is customized for the Sprint network, Handspring currently will manufacture the product only in volumes that are supported by Sprint purchase orders or if Sprint assumes financial liability for long lead time components. If Sprint does not sell and promote the product to the extent we anticipate, future purchase orders from Sprint may be deferred and our business will be harmed.

The amount of future carrier subsidies is uncertain and carriers are free to lower or reduce their subsidies with little or no notice to Handspring.

      When we sell a Treo communicator on our own Web site, we sometimes have the opportunity to earn subsidies from carriers if the Treo communicator customer also purchases a voice or data plan from the carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, carriers that currently provide Handspring with subsidies may reduce or discontinue such subsidies with little or no notice to Handspring. While we believe carriers will continue to offer subsidies to Handspring, particularly given their need to sign up new data service customers, if these subsidies were reduced or eliminated the gross margins for Treo communicators would decline and we would be more limited in our ability to sell Treo communicators at prices that are attractive to cost sensitive consumers.

We face economic exposure with respect to our lease obligations as a result of excess leased real estate.

      In February 2001, we entered into lease agreements for two buildings totaling approximately 340,000 square feet that are being constructed in Sunnyvale, California. Both leases have initial terms of twelve years. Monthly rent expense of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence during the second quarter of fiscal 2003, with annual rent increases determined in part by the Consumer Price Index.

      Given that our existing office space is adequate to meet our current requirements, our current plan is to sublease at least one, and possibly both, of the two Sunnyvale buildings. We have engaged a real estate broker to market the space but have not yet secured any subtenants. Subleasing is difficult given the substantial decline in the commercial real estate market in Silicon Valley. Accordingly, any space that we do sublease will be at a rental rate significantly below our lease rate.

      At the same time that we are attempting to sublease the buildings, we also are in discussions with the developer to negotiate a potential buy-out or restructuring of our leases. Today we cannot predict the outcome of those discussions. However, as a result of either subleasing the buildings, or a buy-out or restructuring of the leases, we anticipate taking a significant, one-time, charge relating to these buildings in the December quarter of fiscal 2003. Moreover, in either case, the resulting expense will be substantial and will adversely affect our cash resources.

Economic conditions could lead to reduced demand for our products.

      The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, we could see a significant additional decrease in the overall demand for our products that could harm our operating results. This is particularly true with respect to our Treo communicators as they typically carry a list price between $349 and $699 and therefore are expensive purchases for many consumers.

Fluctuations in our quarterly revenues and operating results might lead to reduced prices for our stock.

      We began selling our Visor handheld computer and generating revenue in the quarter ended January 1, 2000. We began volume shipments of our Treo communicator products during the quarter ended March 30, 2002. While we continue to manufacture and sell organizer products, we are transitioning from a company primarily focused on organizers, to a company primarily focused on the emerging market for handheld communicators. Given our limited operating history and the shift in our focus from organizers to communicators, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline.

We depend heavily on our license from PalmSource. Our failure to maintain this license, a change in PalmSource’s business focus or an adverse outcome in any of the lawsuits involving the Palm OS could seriously harm our business.

      Our license of the Palm OS operating system is critical for the operation of our products. If the license is not maintained or if PalmSource, the newly established, wholly-owned subsidiary of Palm that owns and controls the Palm OS platform, changes its business focus, it could seriously harm our business. This could happen in several ways. First, we could breach the license agreement, in which case PalmSource would be entitled to terminate the license. Second, if PalmSource were to be acquired, the new licensor may not be as strategically aligned with us as PalmSource even though it would be obligated to honor our license agreement.

Third, we are dependent on PalmSource’s OS group to continuously upgrade the Palm OS to operate on faster processors and otherwise remain competitive with other handheld operating systems.

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

      Our accumulated deficit as of June 29, 2002 was $286.2 million. We had net losses of $91.6 million during fiscal 2002, $126.0 million during fiscal 2001, $60.3 million during fiscal 2000 and $8.4 million during the period from July 29, 1998 (date of inception) to June 30, 1999. We also expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of June 29, 2002, we had a total of $9.5 million of deferred compensation to be amortized. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

We might need additional capital in the future and additional financing might not be available.

      In December 2001, we completed an underwritten public offering as well as a non-underwritten transaction with QUALCOMM Incorporated. Net of offering expenses, these transactions resulted in proceeds of $47.0 million. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. However, our resources may prove to be insufficient for working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

•	take advantage of opportunities, including the purchase of technologies or acquisitions of complementary businesses;

•	meet our lease obligations with respect to our Sunnyvale facilities;

•	develop new products or services; or

•	respond to competitive pressures.

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

      We sell our products through numerous retailers and distributors as well as online through our handspring.com Web site and e-commerce partners. Currently, our largest retail partner is Best Buy. We also sell in international markets and offer our products through distributors in Asia Pacific, Canada, Europe and the Middle East. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

      We are subject to many risks relating to the distribution of our products by retailers and distributors, including the following:

•	product returns from retailers and distributors when Handspring determines their inventories exceed appropriate levels;

•	retailers and distributors may not maintain inventory levels sufficient to meet customer demand or may elect not to carry our new wireless communicator products such as Treo;

•	retailers and distributors may emphasize our competitors’ products or decline to carry our products;

•	as the global information technology market weakens, the likelihood of the erosion of the financial condition of these distributors and retailers increases, which could cause a disruption in distribution as well as a loss of any of our outstanding accounts receivable;

•	conflicts may develop between the retail and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners; and

•	if we reduce the prices of our products, as we have in the past, in order to maintain good business relations, we may compensate retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices.

A portion of our revenue has been derived from sales on our Web site and system failures or delays have in the past and might in the future harm our business.

      A portion of our revenue is generated through our Web site. As a result, we must maintain our computer systems in good operating order and protect them against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. Our Web servers currently are co-located with the Exodus Service provided by Cable & Wireless plc. Any disruption in these services or the failure of these services to handle current or higher volumes of use could have a material adverse affect on our business. Despite precautions we have taken and improvements we have made, unanticipated problems affecting our systems have in the past and could in the future cause temporary interruptions or delays in the services we provide. Sustained or repeated system failures or delays would affect our reputation, which would harm our business. While we carry business interruption insurance, it might not be sufficient to cover any serious or prolonged emergencies.

Our production could be seriously harmed if we experience component shortages or if our suppliers are not able to meet our demand and alternative sources are not available.

      Our products contain components, including liquid crystal displays, touch panels, connectors, memory chips and microprocessors, that are procured from a variety of suppliers. We rely on our suppliers to deliver necessary components to our contract manufacturer in a timely manner based on forecasts that we provide. At various times, some of the key components for handheld computers have been in short supply due to high industry demand. Shortages of components, such as those that have occurred in the handheld computer industry, would harm our ability to deliver our products on a timely basis.

      Some components, such as power supply integrated circuits, radios, microprocessors and certain discrete components, come from sole or single source suppliers. For example, Wavecom is the sole supplier of certain wireless technology components for our Treo 180 and 270 communicators. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, we might not be able to maintain timely and cost-effective production of our products. This problem is compounded when the sole or single source supplier is facing financial difficulties and the possibility of discontinuing its operations.

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

      Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

•	the Palm Solutions Group, a subsidiary of Palm, Inc., which develops, manufactures and markets handheld devices and which is now physically separated from PalmSource, the licensor of Palm OS software.

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity;

•	personal computer companies such as Hewlett-Packard and Acer;

•	mobile handset manufacturers such as Audiovox, Ericsson, Kyocera, LG, Motorola, Nokia, Sanyo and Samsung;

•	consumer electronics companies such as Casio, Sharp and Sony; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Good Technologies.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products, cause intense price competition and result in reduced gross margins and lower our market share. We cannot be sure that we will have sufficient resources or that we will be able to make the technological advances necessary to be competitive.

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

      We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products, or enhancing our existing products on a timely basis. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

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

      If demand exceeds our expectations, we will need to rapidly increase production at our third-party manufacturer. Our suppliers will also need to provide additional volumes of components, which may not be possible within our timeframes. Even if our third-party manufacturer is able to obtain enough components, they might not be able to produce enough of our products as fast as we need them. The inability of either our manufacturer or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs would lower our profit margins.

If Solectron fails to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer.

      We depend on a single third party manufacturer, Solectron, to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. The cost, quality and availability of Solectron’s manufacturing operations are essential to the successful production and sale of our products. Under our manufacturing agreement with Solectron we order products on a purchase order basis in accordance with a forecast. The absence of dedicated capacity under our manufacturing agreement with Solectron means that, with little or no notice, Solectron could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices, such as our credit terms. If they were to stop manufacturing our devices, it could take from three to six months to secure alternative manufacturing capacity and our results of operations could be harmed. In addition, if Solectron were to change the terms under which they manufacture for us, our manufacturing costs could increase and our results of operations could suffer.

      Our reliance on Solectron exposes us to risks outside our control, including the following:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if they are unable to complete production;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	the risks associated with international operations in Guadalajara, Mexico where Solectron maintains facilities; and

•	unpredictability of manufacturing yields.

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

      In July 2002, we discovered a defect in a component of the backlight assembly in some Treo 90 and Treo 270 products, which can render the backlight inoperable. While we believe most of our Treo 90 and Treo 270 products will not experience this problem, we decided to screen all units in our inventory for the defective component, and are building new products with verified components. As a cautionary measure, we suspended shipments of Treo 90 and Treo 270 for a period of approximately two weeks.

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

      Mr. Hawkins recently has formed a non-profit organization, the Redwood Neuroscience Institute, to pursue his life-long interest in brain research. He is now dividing his time between the Redwood Neuroscience Institute and Handspring, where he will continue to serve as Chief Product Officer and as Chairman of the Board of Directors. At Handspring, he will focus on strategic product planning and new product directions. Should Mr. Hawkins increase the allocation of his time to the Redwood Neuroscience Institute such that he cannot participate in product planning at Handspring, our business could be harmed.

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

      In addition, when our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. In order to help retain employees, we recently offered our employees the right to participate in an option exchange program pursuant to which they were given the right to choose to exchange unexercised stock options for new stock options with a new exercise price to be granted at least six months and one day following the cancellation of their existing stock options on. The terms of the replacement options will be substantially the same as the cancelled options, except that in most circumstances there will be an additional cliff period of up to six months imposed on the vesting schedule of the option that will limit the ability of the option holder to exercise the option. Of the 28,538,126 shares subject to stock options that were eligible for the exchange program, a total of 11,677,415 such options shares were submitted and accepted for exchange on May 17, 2002. We currently anticipate that replacement options will be granted on or soon after November 18, 2002.

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

      Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In particular, as our focus has shifted to wireless communicators, we have received, and expect to continue to receive, communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards.

      Any litigation to determine the validity of intellectual property claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot assure that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages and costs;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms, or at all.

      Handspring currently is a defendant in the three patent infringement lawsuits described below, all of which we believe are without merit and intend to vigorously defend. Our policy is to vigorously defend meritless lawsuits while respecting the intellectual property rights of others.

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted Handspring’s motion for summary judgment finding that Handspring did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling and Handspring currently is preparing a response to that objection.

      On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. Handspring has filed motions for summary judgment and expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

      On September 18, 2002, Research in Motion filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. Handspring has not yet filed an answer to the complaint.

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

      In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. We have been named as a party in several purported securities class action lawsuits that claim that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. We have sought indemnification from the underwriters pursuant to the underwriting agreement that we entered into with them in connection with our initial public offering.

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

      Foreign Currency Exchange Risk. Revenue and expenses of our international operations are denominated in various foreign currencies and, accordingly, we are subject to exposure from movements in foreign currency exchange rates. We have in the past entered into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on the forward contracts are largely offset by the underlying transactions’ exposure and, consequently, for hedged exposures, a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows. We are exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but do not expect any counter party to fail to meet its obligation.

Item 8.	Financial Statements and Supplementary Data

      The index to our Consolidated Financial Statements and the Report of the Independent Accountants appears in Part IV of this annual report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information concerning our directors required by this item, which will be set forth in the section entitled “Proposal No. 1 — Election of Directors” of our definitive proxy statement for our 2002 annual stockholders’ meeting, is incorporated into this annual report by reference. The information concerning our executive officers required by this item, which will be set forth in the section entitled “Executive Officers” of our definitive proxy statement for our 2002 annual stockholders’ meeting, is incorporated into this annual report by reference.

      Compliance With Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of common stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Commission. These persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these persons, we believe that all Section 16(a) filing requirements were met during fiscal 2002.

Item 11.     Executive Compensation

      The information required by this item, which will be set forth in the sections entitled “Executive Compensation” and “Proposal No. 1 — Election of Directors” of our definitive proxy statement for our 2002 annual stockholders’ meeting, is incorporated into this annual report by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information concerning security ownership required by this item, which will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive proxy statement for our 2002 annual stockholders’ meeting, is incorporated into this annual report by reference.

      The information concerning equity compensation plan information required by this item, which will be set forth in the section entitled “Equity Compensation Plan Information” of our definitive proxy statement for our 2002 annual stockholders’ meeting, is incorporated into this annual report by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item, which will be set forth in the section entitled “Certain Transactions” of our definitive proxy statement for our 2002 annual stockholders’ meeting, is incorporated into this annual report by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K:

      (a)(2) Financial Statement Schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 29, 2002:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$2,239	$1,667	$(195)	$3,711
Product return reserve	4,552	15,060	(16,752)	2,860
Accrued product warranty	13,202	19,801	(18,567)	14,436

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 30, 2001:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$50	$3,017	$(828)	$2,239
Product return reserve	2,364	14,682	(12,494)	4,552
Accrued product warranty	8,033	28,287	(23,118)	13,202

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended July 1, 2000:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$—	$138	$(88)	$50
Product return reserve	—	6,732	(4,368)	2,364
Accrued product warranty	—	10,024	(1,991)	8,033

      (a)(3) Exhibits.

Exhibit
Number		Exhibit Title

3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002††
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Reserved
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001††
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002††
10.19	—	Reserved
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.22	—	Standby Letter of Credit (Building 2, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)

Exhibit
Number		Exhibit Title

10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002
21.1	—	List of Subsidiaries of Registrant
23.2	—	Consent of PricewaterhouseCoopers LLP

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Handspring, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Handspring, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001 and the results of their operations and their cash flows for each of the three years ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

July 16, 2002, except as to Note 10, as to
which the date is September 18, 2002

HANDSPRING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 29,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$85,554	$87,580
Short-term investments	15,235	33,943
Accounts receivable, net of allowance for doubtful accounts of $3,711 and $2,239 as of June 29, 2002 and June 30, 2001, respectively	20,491	12,850
Prepaid expenses and other current assets	3,667	19,473
Inventories	20,084	2,857

Total current assets	145,031	156,703
Long-term investments	50,644	80,237
Property and equipment, net	19,092	15,041
Other assets	1,408	1,254

Total assets	$216,175	$253,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,490	$37,881
Accrued liabilities	48,779	70,152

Total current liabilities	93,269	108,033
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; nil shares issued and outstanding at June 29, 2002 and June 30, 2001	—	—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized; 143,126,516 and 129,949,768 shares issued and outstanding at June 29, 2002 and June 30, 2001 respectively	143	130
Additional paid-in capital	419,256	368,166
Deferred stock compensation	(9,468)	(29,445)
Accumulated other comprehensive income (loss)	(793)	994
Accumulated deficit	(286,232)	(194,643)

Total stockholders’ equity	122,906	145,202

Total liabilities and stockholders’ equity	$216,175	$253,235

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

Revenue	$240,651	$370,943	$101,937

Costs and operating expenses:
Cost of revenue	205,917	292,311	69,921
Research and development	24,739	23,603	10,281
Selling, general and administrative	85,612	145,132	42,424
In-process research and development	—	12,225	—
Amortization of deferred stock compensation and intangibles(*)	20,181	32,830	40,077

Total costs and operating expenses	336,449	506,101	162,703

Loss from operations	(95,798)	(135,158)	(60,766)
Interest and other income, net	5,259	12,195	675

Loss before taxes	(90,539)	(122,963)	(60,091)
Income tax provision	1,050	3,000	200

Net loss	$(91,589)	$(125,963)	$(60,291)

Basic and diluted net loss per share	$(0.71)	$(1.21)	$(1.77)

Shares used in calculating basic and diluted net loss per share	128,221	103,896	34,015

(*) Amortization of deferred stock compensation and intangibles:
Cost of revenue	$2,586	$4,521	$5,904
Research and development	4,672	6,926	8,059
Selling, general and administrative	12,923	21,383	26,114

	$20,181	$32,830	$40,077

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-In	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

Balances, June 30, 1999	69,365	$69	$14,455	$(9,745)	$(6)	$(8,389)	$(3,616)
Issuance of common stock for services	62	—	815	—	—	—	815
Issuance of common stock under stock option plans	4,545	5	2,007	—	—	—	2,012
Issuance of common stock in initial public offering	10,000	10	184,918	—	—	—	184,928
Conversion of redeemable convertible preferred stock to common in connection with initial public offering	41,420	41	29,421	—	—	—	29,462
Charitable contribution of common stock	45	—	900	—	—	—	900
Deferred stock compensation	—	—	88,600	(88,600)	—	—	—
Amortization of deferred stock compensation	—	—	—	40,077	—	—	40,077
Unrealized loss on securities	—	—	—	—	(17)	—	(17)
Foreign currency translation adjustments	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(60,291)	(60,291)

Balances, July 1, 2000	125,437	125	321,116	(58,268)	(64)	(68,680)	194,229
Net proceeds from issuance of common stock upon exercise of underwriters’ over-allotment	1,500	2	27,967	—	—	—	27,969
Issuance of common stock under stock option and stock purchase plans	2,796	3	3,106	—	—	—	3,109
Repurchase of common stock	(185)	—	(41)	—	—	—	(41)
Issuance of common stock for acquisition of BlueLark	402	—	16,018	(3,930)	—	—	12,088
Amortization of deferred stock compensation	—	—	—	32,753	—	—	32,753
Unrealized gain on securities	—	—	—	—	355	—	355
Foreign currency translation adjustments	—	—	—	—	703	—	703
Net loss	—	—	—	—	—	(125,963)	(125,963)

Balances, June 30, 2001	129,950	130	368,166	(29,445)	994	(194,643)	145,202
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	8,875	9	47,027	—	—	—	47,036
Issuance of common stock under stock option and stock purchase plans	4,328	4	4,063	—	—	—	4,067
Repurchase of common stock	(26)	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	19,977	—	—	19,977
Unrealized loss on securities	—	—	—	—	(203)	—	(203)
Foreign currency translation adjustments	—	—	—	—	(1,584)	—	(1,584)
Net loss	—	—	—	—	—	(91,589)	(91,589)

Balances, June 29, 2002	143,127	$143	$419,256	$(9,468)	$(793)	$(286,232)	$122,906

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$(91,589)	$(125,963)	$(60,291)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,542	7,104	2,668
Amortization of deferred stock compensation and intangibles	20,181	32,830	40,077
In-process research and development	—	12,225	—
Write-off of excess and obsolete inventories	—	26,811	—
Charitable contribution of common stock	—	—	900
Amortization of costs associated with financing agreement	—	—	568
Amortization of premium or discount on available-for-sale securities, net	83	(1,313)	(118)
Gain on sale of available-for-sale securities	(784)	(277)	—
Stock compensation to non-employees	—	—	815
Changes in assets and liabilities:
Accounts receivable	(7,438)	6,625	(20,484)
Prepaid expenses and other current assets	15,518	(18,219)	(1,751)
Inventories	(17,030)	(10,011)	(40)
Other assets	175	(40)	(616)
Accounts payable	5,409	18,701	18,944
Accrued liabilities	(22,094)	34,584	15,941

Net cash used in operating activities	(89,027)	(16,943)	(3,387)

Cash flows from investing activities:
Purchases of available-for-sale securities	(69,989)	(244,972)	(4,474)
Sales and maturities of available-for-sale securities	118,863	186,866	10,424
Purchases of investments for collateral on operating leases	—	(51,287)	(2,106)
Purchases of property and equipment	(12,501)	(14,283)	(9,818)
Cash acquired from acquisition	—	29	—

Net cash provided by (used in) investing activities	36,373	(123,647)	(5,974)

Cash flows from financing activities:
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	47,036	—	—
Proceeds from issuance of common stock	4,067	3,109	2,012
Net proceeds from initial public offering and exercise of underwriters’ over-allotment	—	27,969	184,928
Proceeds from borrowings	—	—	6,000
Principal payments on borrowings	—	(83)	(6,000)
Issuance of redeemable convertible preferred stock, net	—	—	11,490
Repurchase of common stock	—	(41)	—

Net cash provided by financing activities	51,103	30,954	198,430

Effect of exchange rate changes on cash	(475)	668	(54)

Net increase (decrease) in cash and cash equivalents	(2,026)	(108,968)	189,015
Cash and cash equivalents:
Beginning of year	87,580	196,548	7,533

End of year	$85,554	$87,580	$196,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$6	$37

Cash paid for taxes	$922	$236	$1

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

      The Company is a leading provider of handheld computing and communications devices. The Company develops, manufactures and markets these products for a broad range of markets and customers. Products are sold through select Internet and retail partners, both domestically and internationally and over the Company’s Web site.

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

      Liquidity — From inception through June 29, 2002, the Company has incurred substantial losses and negative cash flows from operations and, as of June 29, 2002, the Company had an accumulated deficit of $286.2 million. For the year ended June 29, 2002, the Company recorded a net loss of $91.6 million and cash outflows for operating activities of $89.0 million.

      The Company operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. In addition, the Company is implementing a significant shift in the focus of its business from traditional handheld organizers to wireless communicators. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.

      The Company believes that cash, cash equivalents and short-term investments will be sufficient to meet working capital needs for at least the next twelve months. To the extent that the Company does not generate sufficient revenues from new and existing products or reduce discretionary expenditures and, as a result, cash generated from operations is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all. The inability to obtain needed financing could adversely affect the Company’s ability to achieve its intended business objectives.

2.     Summary of Significant Accounting Policies

      Fiscal year — The Company’s fiscal year is a 52-53 week fiscal year ending on the Saturday nearest to June 30. Unless otherwise stated, all years and dates refer to the fiscal year and fiscal periods.

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

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers in North America, Europe and certain countries in Asia Pacific and the Middle East.

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

      At June 29, 2002, four customers accounted for 12%, 10%, 10% and 10% of net receivables and one customer accounted for 15% of revenue during fiscal 2002. At June 30, 2001, four customers accounted for 40%, 20%, 17%, and 11% of net receivables and three customers accounted for 14%, 13% and 10% of revenue during fiscal 2001. Three customers accounted for 15%, 14% and 11% of revenue during fiscal 2000. No one geographic sub-region outside of the United States accounted for more than 10% of revenue in any of the periods presented.

      Accounts receivable — Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, credit card fraud, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off as bad debt against the allowance.

      Inventories — Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Provisions for potentially obsolete or slow moving inventories are made based on management’s analysis of inventory levels and future sales forecasts. These provisions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

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

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to manufacture products that the Company markets. Capitalized tooling is amortized over its estimated useful life of one year. Assets acquired under capital leases are recorded at the present value of the related lease obligation.

      Other assets — Other assets include goodwill and other intangible assets carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of three years. Accumulated amortization of goodwill and intangibles totaled $280,000 and $76,000 as of June 29, 2002 and June 30, 2001, respectively. In June 2001, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which will become effective for the Company beginning in fiscal 2003, under which goodwill will no longer be amortized but will be subject to impairment tests at least annually.

      Long-lived assets — The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

      Foreign currency translation — The majority of the Company’s operations are denominated in U.S. dollars. For foreign operations using local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income (loss).

      Derivatives — The Company has entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates.

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

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Revenue recognition — Revenue from sales is recognized when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2002, 2001 or 2000.

      Returns reserve — The Company offers limited return rights on its products and accordingly, at the time the related sale is recorded, revenue is reduced for estimated returns. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns and inventory levels in the channel. The Company also estimates and reserves for rebates and price protection based upon specific programs. Actual results may differ from these estimates.

      Warranty reserve — The cost of product warranties is estimated and accrued at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, component costs and repair service costs incurred in correcting a product failure. Should actual product failure rates, component costs or repair service costs differ from estimates, revisions to the estimated warranty costs would be required.

      Shipping and handling fees and costs and royalty expenses — The Company classifies amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue. Cost of revenue also includes royalty expenses (primarily to PalmSource, Inc.) pursuant to software technology license agreements. In accordance with those agreements, the Company sublicenses the software to its end-users.

      Advertising costs — The cost of advertising is expensed as incurred. For fiscal years 2002, 2001 and 2000 advertising costs totaled $3.0 million, $31.0 million and $3.9 million, respectively.

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

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

Net loss	$(91,589)	$(125,963)	$(60,291)

Basic and diluted:
Weighted average common shares outstanding	137,391	128,004	73,196
Weighted average common shares subject to repurchase	(9,170)	(24,108)	(39,181)

Weighted average common shares used to compute basic and diluted net loss per share	128,221	103,896	34,015

Basic and diluted net loss per share	$(0.71)	$(1.21)	$(1.77)

      Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	June 29,	June 30,	July 1,
	2002	2001	2000

Common stock subject to repurchase	2,067	16,556	32,413
Shares issuable under stock options	16,463	31,544	26,622

      The weighted average repurchase price of unvested stock was $0.17, $0.06, and $0.07 as of June 29, 2002, June 30, 2001 and July 1, 2000, respectively. The weighted-average exercise price of stock options outstanding was $1.47, $11.30 and $4.68 as of June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

      Recently issued accounting pronouncements — In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS 121 and resolves certain implementation issues. SFAS 144 is effective beginning in fiscal 2003. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

      In November 2001, the Emerging Issues Task Force (“EITF”), issued EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives, Issues 2 and 3 of Issue No. 00-22, Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future, and Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from the reseller). Any consideration given by a vendor to a customer (or a reseller, or a customer of a reseller) is generally presumed to be a reduction of selling price, and therefore, a reduction of revenue. That presumption can be overcome if the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale to the recipient, and the vendor can reasonably estimate the fair value of that benefit, in which case the consideration is characterized as an expense. EITF was adopted by the Company during fiscal 2002, and did not have a material impact on the Company’s financial position or results of operations.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

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

      Of the total purchase price, $82,000 was allocated to the net tangible assets acquired offset by $177,000 of liabilities assumed, $3.9 million was recorded as deferred compensation, $300,000 was recorded as assembled workforce, $312,000 was recorded as goodwill, and the remainder was allocated to in-process research and development. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. This amount is being amortized, using the multiple option method, over the vesting period of the related options or restricted stock. The total amount allocated to goodwill and assembled workforce has been amortized on a straight-line basis over three years; however, the amortization will cease in fiscal 2003 with the adoption of SFAS 142. In-process research and development was immediately expensed as of the date of the acquisition. The historical operations of BlueLark were not material to the Company’s financial position or results of operations and accordingly, proforma information has not been presented. Results of operations for BlueLark have been included with those of the Company subsequent to the acquisition date.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Balance Sheet Components

Investments

      Available-for-sale securities consists of the following:

		Gains in	Losses in
		Accumulated Other	Accumulated Other
		Comprehensive	Comprehensive
	Amortized Cost	Income (Loss)	Income (Loss)	Fair Value

	(In thousands)
June 29, 2002
Corporate obligations	$14,955	$168	$(39)	$15,084
Certificates of deposits	550	—	—	550
Money market	50,245	—	—	50,245

	$65,750	$168	$(39)	$65,879

June 30, 2001
Corporate obligations	$46,109	$274	$(35)	$46,348
Government obligations	38,297	104	(20)	38,381
Commercial paper	15,664	12	(3)	15,673
Certificates of deposits	550	—	—	550
Money market	13,228	—	—	13,228

	$113,848	$390	$(58)	$114,180

      Contractual maturities of available-for-sale debt securities are as follows:

	June 29,	June 30,
	2002	2001

	(In thousands)
Due in 1 year or less	$65,879	$64,665
Due in 1-2 years	—	49,515

	$65,879	$114,180

      Available-for-sale securities were sold for total proceeds of $73.9 million during fiscal 2002 with gross realized gains of $785,000 and gross realized losses of $1,000 on these sales. During fiscal 2001 available-for-sale securities were sold for proceeds of $82.1 million with gross realized gains of $283,000 and gross realized losses of $6,000.

      Of the amounts included in short-term investments on the consolidated balance sheet, $150,000 is pledged as collateral for lease payments for both of the periods presented. Of the amounts included in long-term investments on the balance sheet, $50.6 million and $54.0 million is pledged as collateral as of June 29, 2002 and June 30, 2001, respectively, relating almost entirely to commitments under lease agreements. See further discussion in Note 5.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      The components of inventories are as follows:

	June 29,	June 30,
	2002	2001

	(In thousands)
Raw materials	$380	$1,174
Finished goods	19,704	1,683

	$20,084	$2,857

Property and Equipment

      Property and equipment consists of the following:

	June 29,	June 30,
	2002	2001

	(In thousands)
Tooling	$8,577	$6,863
Computer and office equipment	9,111	7,544
Furniture and fixtures	3,036	2,871
Software	7,107	5,064
Leasehold improvements	2,334	2,182
Construction in progress	6,614	—

Total property and equipment	36,779	24,524
Less: Accumulated depreciation	(17,687)	(9,483)

Property and equipment, net	$19,092	$15,041

      Property and equipment did not include any assets acquired under capital leases at June 29, 2002 or June 30, 2001.

Accrued Liabilities

      Accrued liabilities consist of the following:

	June 29,	June 30,
	2002	2001

	(In thousands)
Accrued product warranty	$14,436	$13,202
Provision for committed inventory	7,141	19,257
Accrued compensation and related benefits	4,990	5,558
Other	22,212	32,135

	$48,779	$70,152

5.     Commitments and Contingencies

      The Company leases its facilities under various operating leases which expire through November 2014. Under the terms of the leases, the Company is responsible for its share of common area and operating expenses. Collateral for lease payments consists of a payment bond certificate of $150,000 associated with a lease expiring in June 2002, a $400,000 standby letter of credit established on August 3, 1999, and a

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.1 million standby letter of credit established on May 9, 2000. The standby letter of credits are required until the expiration of the related leases in August 2004 and June 2008, respectively. The bond certificate is included in short-term investments as of June 29, 2002 and June 30, 2001. Both of the letter of credits are included in long-term investments at June 29, 2002 and June 30, 2001.

      In February 2001, the Company entered into two operating lease agreements for its new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Monthly rent obligations of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence during the second quarter of fiscal 2003, with annual increases determined in part by the Consumer Price Index. The minimum monthly rent payment in the twelfth year is $2.4 million. There was $47.4 million and $51.5 million pledged as collateral for specified obligations of the lessor in conjunction with these lease transactions at June 29, 2002 and June 30, 2001, respectively. Both of these amounts are classified as long-term investments in the accompanying consolidated balance sheets. Of the amount pledged, $23.5 million is designated by the agreements to be utilized for tenant improvements. The remaining portion of the pledged investments represent a security deposit on the property. According to the lease agreements, the pledged assets will be reduced as the Company completes its build-out obligation for the new corporate headquarters provided that the company is not in default of the lease agreements and meets certain other conditions. In addition, the pledged assets may be further reduced if certain financial criteria are met. However, given that the Company’s existing space is adequate to meet its current requirements, the Company’s current plan is to sublease at least one, if not both, of the Sunnyvale buildings. The Company is actively seeking to secure subtenants and expects that the sublease will be at a rental rate significantly below its lease rate. While the Company is attempting to sublease the Sunnyvale buildings, it is also negotiating with the developer for a potential buy-out or restructuring of the leases. Due to the uncertainty of the outcome of these negotiations, the Company is unable to estimate the amount of any potential charge in relation to the potential buy-out or subleasing or restructuring of the leases, but does anticipate a significant charge on these facilities during fiscal 2003.

      As of June 29, 2002 the future minimum lease commitments under all operating leases were as follows (in thousands):

Fiscal Years Ending,

2003	$17,539
2004	24,599
2005	23,973
2006	24,304
2007	24,867
Thereafter	196,297

Total minimum lease payments	$311,579

      Rent expense under operating leases, net of sublease income, was $4.0 million, $4.1 million and $1.5 million for fiscal 2002, 2001 and 2000, respectively.

      In June 1999 and July 2000, the Company entered into purchase agreements with manufacturers in Malaysia and Mexico, respectively. Both agreements provide for the manufacturers to supply certain levels of handheld computer products according to rolling forecasts and purchase orders provided by the Company. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days after the date of cancellation. In addition, the Company is liable for the actual cost of materials for orders cancelled within 31-90 days before the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 90 days

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the date of cancellation without liability. The initial term of the agreements with the manufacturers in Malaysia and Mexico are both for one year, with automatic renewal for separate but successive one-year terms subsequent to the expiration of the initial term. The agreements with the manufacturers in Malaysia and Mexico are cancelable upon 90 days and 180 days notice by either party, respectively. Had the Company cancelled any such orders with the previously stated manufacturers, its maximum liability at June 29, 2002 under the cancellation provisions of the purchase agreements would have approximated $39.0 million.

6.     Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 10,000,000 shares of preferred stock, none of which was outstanding at June 29, 2002, June 30, 2001, or July 1, 2000.

Common Stock

      Common stock issued to the founders is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. These shares vest 20% at the date of the agreements, an additional 20% on July 13, 1999, 1.667% per month thereafter and an additional 25% in the event of an acquisition or merger of the Company. There were 1,050,000, 13,650,000 and 26,247,690 shares of the founders’ common stock subject to repurchase by the Company at June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

Common Stock Reserved for Issuance

      The Company has 1,000,000,000 shares of common stock authorized, of which 143,126,516, 129,949,768 and 125,436,978 were issued and outstanding as of June 29, 2002, June 30, 2001 and July 1, 2000, respectively. Common stock reserved for future issuances is as follows:

	June 29,	June 30,	July 1,
	2002	2001	2000

	(In thousands)
Issuance under stock options	43,681	47,111	43,238
Issuance under employee stock purchase plan	2,461	1,943	750

Total shares reserved	46,142	49,054	43,988

Stock Option Exchange Program

      During April 2002, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation day, which was May 17, 2002. Under the exchange program, options for 11,677,415 shares of the Company’s common stock were tendered and cancelled. Each participant employee who is still employed by the Company on the replacement grant date will receive, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option will be equal to the current fair market value of the Company’s common stock on the day the replacement options are granted.

      The terms of the replacement options will be substantially the same as the cancelled options, except that in most circumstances, there will be an additional cliff period of up to six months imposed on the vesting schedule of the option that will limit the ability of the option holder to exercise the option. The details of the

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting terms have been explained in the Company’s tender offer filed with the Securities and Exchange Commission on April 18, 2002 and amended on May 7, 2002.

      The exchange program complies with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors were not eligible to participate in this program.

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

      Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each February 1 and August 1, except that the first offering period commenced on June 21, 2000 and was scheduled to end on July 31, 2002. Each offering period is comprised of four 6-month purchase periods, except for the first purchase period which was from June 21, 2000 to January 31, 2001. An offering period may end earlier than its scheduled term. The offering periods that began on June 21, 2000, August 1, 2000, and February 1, 2001 all ended early due to the fact that the purchase price on the first day of those offering periods was higher than the purchase price on the first day of the offering period which began on August 1, 2001; per the ESPP, the Company ended the prior offering periods and automatically enrolled participants in the offering period that began on August 1, 2001. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the specified purchase date. There were 898,000 shares sold through the ESPP in fiscal 2002 for proceeds of $2.6 million and 78,000 shares sold through the ESPP in fiscal 2001 for proceeds of $1.3 million. No shares were purchased under the ESPP during fiscal 2000.

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

      Options granted prior to December 1999 are immediately exercisable, and options granted on or after December 1999 are generally exercisable only as the shares underlying the option become vested. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of that option recipient’s services to the Company. The Company is not obligated to repurchase such unvested shares. The repurchase price is the original exercise price, proportionately adjusted for any stock split or

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar change in the capital structure of the Company. A stockholder who holds unvested shares is entitled to vote those shares and is entitled to receive dividends declared on those shares, but may not freely sell the shares until they become vested. There were 724,866, 2,066,329 and 4,445,853 shares issued under the 1998 Plan at June 29, 2002, June 30, 2001 and July 1, 2000 that were subject to repurchase, respectively. There were 232,664, 685,939 and 1,719,373 shares issued under the 1999 Executive Equity Incentive Plan that were subject to repurchase at June 29, 2002, June 30, 2001 and July 1, 2000, respectively. Upon adoption of the 2000 Equity Incentive Plan (the “2000 Plan”), the Company transferred all shares available for grant under the 1998 Plan and the 1999 Plan to the 2000 Plan.

2000 Equity Incentive Plan

      The 2000 Plan was adopted by the Board of Directors on April 26, 2000 and became effective on June 20, 2000. Options granted under the 2000 Plan may be either ISOs or NSOs. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company. All other terms of options issued are generally the same as those that may be issued under the 1998 Plan and 1999 Plan. An initial 15,000,000 shares of common stock were originally reserved for issuance under the 2000 Plan. In addition, subject to the Board of Director’s discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the 2000 Plan will be increased automatically by the number of shares equal to 5% of the total outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that no more than 20,000,000 shares shall be issued as ISOs. The Board of Director’s elected not to increase the shares reserved for issuances under the 2000 Plan during fiscal 2002.

BlueLark 2000 Equity Incentive Plan

      As part of the acquisition of BlueLark described in Note 3, the Company assumed incentive stock options and restricted stock awards granted under BlueLarks’s 2000 Equity Incentive Plan (the “BlueLark Plan”). The incentive stock options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years after the date of grant. The restricted stock awards were 16.67% vested at the date of grant, with the remaining shares vesting ratably over 40 months. The Company has reserved 47,615 shares of its common stock for issuance upon exercise of the outstanding options under the BlueLark Plan. No shares are available for future grants under the BlueLark Plan. There were 59,697 and 153,899 shares of the Company’s common stock issued pursuant to the BlueLark Plan that were subject to repurchase by the Company as of June 29, 2002 and June 30, 2001, respectively.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity under the Company’s Equity Incentive Plans is as follows:

		Options Outstanding

	Options		Weighted
	Available		Average
	for Grant	Shares	Exercise Price

Balance at June 30, 1999	3,756,809	11,775,806	$0.08
Authorized	32,250,000	—
Options granted	(19,527,497)	19,527,497	6.45
Options exercised	—	(4,544,623)	0.44
Options canceled	136,500	(136,500)	1.04

Balance at July 1, 2000	16,615,812	26,622,180	4.68
Authorized	6,404,715	—
Options granted	(7,990,382)	7,990,382	30.67
Options assumed	(47,615)	47,615	0.88
Options exercised	—	(2,717,781)	0.65
Options canceled	398,855	(398,855)	29.03
Unvested shares repurchased	185,625	—	0.22

Balance at June 30, 2001	15,567,010	31,543,541	11.30
Options granted	(2,699,442)	2,699,442	2.44
Options exercised	—	(3,429,157)	0.44
Options canceled	14,350,974	(14,350,974)	23.50

Balance at June 29, 2002	27,218,542	16,462,852	1.47

      The following table summarizes information concerning options outstanding and exercisable at June 29, 2002:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 0.05	5,275,042	6.29	$0.05	5,275,042	$0.05
$ 0.11–$ 0.22	1,503,279	6.91	0.16	1,503,279	0.16
$ 0.44	1,621,626	7.19	0.44	1,621,626	0.44
$ 0.67–$ 0.89	2,796,430	7.46	0.79	2,340,958	0.77
$ 1.33–$ 1.56	1,563,795	7.65	1.43	593,417	1.41
$ 2.11–$ 2.73	2,680,860	8.91	2.21	695,340	2.18
$ 3.00–$13.33	898,173	8.72	10.42	273,536	12.21
$15.23–$77.56	123,647	8.62	26.60	58,447	30.07

$ 0.05–$77.56	16,462,852	7.34	1.47	12,361,645	0.85

Deferred Stock Compensation

      During the period from July 29, 1998 (date of inception) to June 30, 1999 and during fiscal 2000, the Company issued stock options under the 1998 Plan and the 1999 Plan at exercise prices deemed by the Board

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Directors at the date of grant to be the fair value. The Company recorded deferred compensation for the difference between the purchase price of the stock issued to employees under stock options and the subsequently deemed fair value of the Company’s stock at the date of grant. The total amount of deferred stock compensation recorded in relation to these stock options issued was $102.0 million, of which $88.6 million was recorded during fiscal 2000. In addition, during fiscal 2001, the Company recorded $3.9 million of deferred compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems, Inc. Deferred compensation is amortized to expense over the vesting period of the related options and restricted stock, generally four years. The Company amortized $20.0 million, $32.8 million and $40.1 million of deferred stock compensation during fiscal 2002, 2001, and 2000, respectively.

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

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

	(In thousands, except per share data)
Net loss:
As reported	$(91,589)	$(125,963)	$(60,291)
Pro forma	(111,180)	(212,799)	(75,648)
Basic and diluted net loss per share:
As reported	$(0.71)	$(1.21)	$(1.77)
Pro forma	(0.87)	(2.05)	(2.22)

      The Company calculated the fair value of each award on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Employee Stock Options Granted During			ESPP Shares Granted During

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,	June 29,	June 30,	July 1,
	2002	2001	2000	2002	2001	2000

Expected life (in years)	4	4	4	1	1	1
Risk-free interest rate	4.22%	5.06%	6.31%	2.85%	4.81%	6.17%
Expected volatility	70%	70%	70%	70%	70%	70%
Dividends	—	—	—	—	—	—

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The weighted average estimated fair value of options granted during fiscal 2002, 2001 and 2000 was $1.31, $17.30 and $7.99, respectively. The weighted average estimated fair value of shares granted under the ESPP was $1.08 during fiscal 2002 and was $6.54 during 2001 and fiscal 2000.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

      The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

	(In thousands)
Current provision:
State	$250	$250	$—
Foreign	800	2,750	200

Total current provision	$1,050	$3,000	$200

      The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes is explained below:

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

	(In thousands)
Tax benefit at federal statutory rate	$(31,689)	$(43,037)	$(21,053)
Foreign taxes	800	2,750	200
State taxes	250	250	—
In-process research and development	—	4,279	—
Unbenefitted net operating losses, reserves and accruals	31,689	38,758	21,053

Total	$1,050	$3,000	$200

      Significant components of the Company’s deferred tax assets are as follows:

	June 29,	June 30,
	2002	2001

	(In thousands)
Net operating loss carryforwards	$54,359	$24,264
Reserves and accruals not currently deductible	19,019	30,651
Deferred compensation	—	7,908
Research credit carryforwards	7,754	2,424
Other	4,309	1,091

	85,441	66,338
Valuation allowance	(85,441)	(66,338)

Net deferred tax asset	$—	$—

      FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its deferred tax assets.

      The net valuation allowance increased by $19.1 million, $39.4 million and $24.9 million during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

      As of June 29, 2002, the Company had net operating loss carryforwards for federal and state purposes of $131.2 million and $147.0 million, respectively. The Company also had federal and state research and

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development tax credit carryforwards of $4.7 million and $4.6 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2007 if not utilized.

      Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

8.	401(k) Plan

      Effective January 1, 1999, the Company adopted a 401(k) tax-deferred savings plan (the “Plan”) for essentially all of its employees. Eligible employees may make voluntary contributions to the Plan of up to 15% of their annual eligible compensation subject to certain limitations prescribed by the Internal Revenue Code. The Company does not make any matching contributions to the Plan.

9.	Business Segment Reporting

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

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

Revenue:
North America	$202,435	$298,688	$97,976
Rest of the world	38,216	72,255	3,961

Total	$240,651	$370,943	$101,937

	June 29,	June 30,
	2002	2001

Long-Lived Assets:
North America	$18,653	$14,307
Rest of the world	1,847	1,988

Total	$20,500	$16,295

      During fiscal 2002 one customer accounted for 15% of revenue. The same customer plus two others accounted for 14%, 13%, and 10% of revenue during fiscal 2001 and 14%, 15% and 11% of revenue during fiscal 2000.

10.	Litigation

      The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Company filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted the Company’s motion for summary judgment finding that the Company did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling and the Company is currently preparing a response to that objection.

      On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. Patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment and expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

      On August 13, 2001, Handspring and two of its officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for the Company’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against the Company and two of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for the Handspring’s initial public offering. The Company has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with the Company’s initial public offering. These cases have been consolidated with many cases brought on similar grounds against other parties in the United States District Court for the Southern District of New York. A Motion to Dismiss has been filed by a number of defendants, including Handspring and its named officers, but the court has not yet ruled on the motion.

      On September 18, 2002, Research in Motion filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. Handspring has not yet filed an answer to the complaint.

11.	Selected Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial information for each of the quarters of the fiscal years ended June 29, 2002 and June 30, 2001. The Company believes this information reflects a fair presentation of such interim information in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of any quarter are not

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessarily indicative of the operating results for any future period. Selected unaudited quarterly results were as follows:

	Three Months Ended

	June 29,	March 30,	Dec. 29,	Sept. 29,	June 30,	March 31,	Dec. 30,	Sept. 30,
	2002	2002	2001	2001	2001	2001	2000	2000

	(In thousands, except per share data)
Revenue	$49,010	$59,715	$70,512	$61,414	$60,990	$123,820	$115,616	$70,517
Gross profit (loss) excluding amortization of deferred stock compensation and intangibles	12,027	5,474	11,921	5,312	(19,114)	39,404	36,333	22,009
Net loss	(15,393)	(23,660)	(19,828)	(32,708)	(67,167)	(27,229)	(15,194)	(16,373)
Basic and diluted net loss per share	(0.11)	(0.18)	(0.16)	(0.28)	(0.60)	(0.26)	(0.15)	(0.17)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDSPRING, INC.

By:	/s/ DONNA L. DUBINSKY _______________________________________ Donna L. Dubinsky

President and Chief Executive Officer

Date: September 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	President, Chief Executive Officer, and a Director	September 27, 2002

Principal Financial and Accounting Officer:

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	President, Chief Executive Officer, and a Director	September 27, 2002

Additional Directors:

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	September 27, 2002

/s/ KIM B. CLARK Kim B. Clark	Director	September 27, 2002

/s/ L. JOHN DOERR L. John Doerr	Director	September 27, 2002

/s/ JEFFREY C. HAWKINS Jeffrey C. Hawkins	Director	September 27, 2002

/s/ WILLIAM E. KENNARD William E. Kennard	Director	September 27, 2002

/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman	Director	September 27, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Donna L. Dubinsky, certify that:

1. I have reviewed the Annual Report on Form 10-K of Handspring, Inc.

2. Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report.

/s/ DONNA L. DUBINSKY

Donna L. Dubinsky
President and Chief Executive Officer

Date: September 27, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Donna L. Dubinsky, certify that:

1. I have reviewed the Annual Report on Form 10-K of Handspring, Inc.

2. Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report.

3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report.

/s/ DONNA L. DUBINSKY

Donna L. Dubinsky
Acting Chief Financial Officer

Date: September 27, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, Donna L. Dubinsky, certify that the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Handspring, Inc. for the periods being presented.

/s/ DONNA L. DUBINSKY

Donna L. Dubinsky
President and Chief Executive Officer

Date: September 27, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, Donna L. Dubinsky, certify that the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Handspring, Inc. for the periods being presented.

/s/ DONNA L. DUBINSKY

Donna L. Dubinsky
Acting Chief Financial Officer

Date: September 27, 2002

EXHIBIT INDEX

Exhibit
Number

3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002††
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Reserved
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001††
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002††
10.19	—	Reserved
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.22	—	Standby Letter of Credit (Building 2, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)

Exhibit
Number

10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002
21.1	—	List of Subsidiaries of Registrant
23.2	—	Consent of PricewaterhouseCoopers LLP

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.