Form 10-Q
period 2002-09-28
HANDSPRING INC
filed 2002-11-12
CIK 1091822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     As of October 31, 2002 there were 144,865,065 shares of the Registrant’s common stock outstanding.

HANDSPRING, INC.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HANDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2002	June 29, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,797	$85,554
Short-term investments	14,977	15,235
Accounts receivable, net	29,912	20,491
Prepaid expenses and other current assets	4,766	3,667
Inventories	18,383	20,084

Total current assets	126,835	145,031
Restricted investments	44,199	50,644
Property and equipment, net	23,296	19,092
Other assets	1,361	1,408

Total assets	$195,691	$216,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,701	$44,490
Accrued liabilities	48,225	48,779

Total current liabilities	83,926	93,269

Stockholders’ equity:
Common stock	145	143
Additional paid-in capital	420,557	419,256
Deferred stock compensation	(6,528)	(9,468)
Accumulated other comprehensive loss	(863)	(793)
Accumulated deficit	(301,546)	(286,232)

Total stockholders’ equity	111,765	122,906

Total liabilities and stockholders’ equity	$195,691	$216,175

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Quarter Ended

	September 28, 2002	September 29, 2001

	(unaudited)
Revenue	$54,138	$61,414

Costs and operating expenses:
Cost of revenue	40,950	56,102
Research and development	5,391	7,025
Selling, general and administrative	20,708	26,718
Amortization of deferred stock compensation and intangibles (*)	2,940	6,532

Total costs and operating expenses	69,989	96,377

Loss from operations	(15,851)	(34,963)
Interest and other income, net	637	3,005

Loss before taxes	(15,214)	(31,958)
Income tax provision	100	750

Net loss	$(15,314)	$(32,708)

Basic and diluted net loss per share	$(0.11)	$(0.28)

Shares used in calculating basic and diluted net loss per share	143,257	116,619

(*) Amortization of deferred stock compensation and intangibles:
Cost of revenue	$387	$829
Research and development	615	1,546
Selling, general and administrative	1,938	4,157

	$2,940	$6,532

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended

	September 28, 2002	September 29, 2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(15,314)	$(32,708)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,311	2,084
Amortization of deferred stock compensation and intangibles	2,940	6,532
Amortization of premium or discount on available-for-sale securities, net	26	23
Write-off of fixed assets	411	—
Write-off of leases	536	—
Gain on sale of available-for-sale securities	—	(724)
Changes in assets and liabilities:
Accounts receivable	(9,429)	(9,259)
Prepaid expenses and other current assets	(1,117)	(14,119)
Inventories	1,652	(3,810)
Other assets	47	67
Accounts payable	(8,791)	9,634
Accrued liabilities	(1,056)	(14,795)

Net cash used in operating activities	(27,784)	(57,075)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(55,646)
Sales and maturities of available-for-sale securities	150	87,185
Reduction of pledged investments	6,435	—
Purchases of property and equipment	(6,936)	(1,864)

Net cash provided by (used in) investing activities	(351)	29,675

Cash flows from financing activities:
Proceeds from issuance of common stock	1,327	1,265
Repurchases of common stock	(24)	—

Net cash provided by financing activities	1,303	1,265

Effect of exchange rate changes on cash	75	(762)

Net decrease in cash and cash equivalents	(26,757)	(26,897)
Cash and cash equivalents:
Beginning of period	85,554	87,580

End of period	$58,797	$60,683

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principals. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended June 29, 2002. The results of operations for the quarter ended September 28, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

2. Recently Issued Accounting Pronouncements

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS 121 and resolves certain implementation issues. SFAS 144 was adopted by the Company at the beginning of fiscal 2003, and did not have a material impact on the Company’s financial position or results of operations.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Quarter Ended

	September 28, 2002	September 29, 2001

Net loss	$(15,314)	$(32,708)

Basic and diluted:
Weighted average common shares outstanding	144,176	131,307
Weighted average common shares subject to repurchase	(919)	(14,688)

Weighted average common shares used to compute basic and diluted net loss per share	143,257	116,619

Basic and diluted net loss per share	$(0.11)	$(0.28)

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	September 28, 2002	September 29, 2001

Common stock subject to repurchase	612	12,969
Shares issuable under stock options	15,303	30,772

     The weighted average repurchase price of unvested stock was $0.42 and $0.06 as of September 28, 2002 and September 29, 2001, respectively. The weighted-average exercise price of stock options outstanding was $1.37 and $10.63 as of September 28, 2002 and September 29, 2001, respectively.

4. Inventories

     The components of inventories are as follows (in thousands):

	September 28, 2002	June 29, 2002

Raw materials	$301	$380
Finished goods	18,082	19,704

	$18,383	$20,084

5. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Quarter Ended

	September 28, 2002	September 29, 2001

Net loss	$(15,314)	$(32,708)
Other comprehensive income:
Unrealized gain (loss) on securities	(82)	118
Foreign currency translation adjustments	12	(1,424)

Comprehensive loss	$(15,384)	$(34,014)

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

	Quarter Ended

	September 28, 2002	September 29, 2001

Revenue:
North America	$44,260	$57,387
Rest of the world	9,878	4,027

Total	$54,138	$61,414

	September 28, 2002	June 29, 2002

Long-Lived Assets:
North America	$23,490	$18,653
Rest of the world	1,167	1,847

Total	$24,657	$20,500

7. Litigation

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

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment, which were renewed in filings made on October 29 ,2002, and the Company expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

     On August 13, 2001, Handspring and two of its officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for the Company’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against the Company and two of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for the Handspring’s initial public offering. The Company has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with the Company’s initial public offering. These cases have been consolidated with many cases brought on similar grounds against other parties in the United States District Court for the Southern District of New York. The Handspring officers named as defendants have been dismissed from these cases by court order. A Motion to Dismiss has been filed by a number of defendants, including Handspring, but the court has not yet ruled on the motion.

     On September 18, 2002, Research in Motion filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. Handspring has not yet filed an answer to the complaint. The parties have signed an agreement in principle setting out the fundamental terms under which RIM will license certain RIM keyboard patents to the Company and dismiss pending litigation against the Company. However, a definitive agreement settling the matter has not been signed.

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tekronix Inc. in the United States District Court for the Eastern District of California. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages. The Company has not yet filed an answer to the complaint. The Company has sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios.

     On April 24, 2002, MLR, LLC filed suit against U.S. Robotics Corporation, Kyocera Corporation, Toshiba Corporation, Telefonaktiebolaget LM Ericsson and Samsung Electronics Co., Ltd in the United States District Court for the Northern District of Illinois. On November 1, 2002, MLR filed leave with the Court to file a Second Amended Complaint to add additional parties to the suit, including Handspring, Sony Ericsson Mobile Communications AB, Nokia Corporation and Sierra Wireless. The amended complaint alleges infringement by Handspring of at least four U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Second Amended Complaint was filed on or about November 6, 2002; however, as of the date of filing, Handspring had not been served.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We may make statements in this Form 10-Q report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as believe, expect, anticipate, intend, plan, and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in Factors Affecting Future Results and elsewhere in this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     We were incorporated in July 1998 to develop innovative handheld computers. Our goal is to become a global market leader in the handheld computing market which includes the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities. Shipments of our first Visor handheld products began in October 1999. Beginning in the fourth quarter of fiscal 2001, we saw significant adverse changes in the handheld market due to the economic slowdown, excess channel inventory, aggressive price reductions and increased competition from both PocketPC and Palm OS handheld manufacturers.

     We believe that integrated wireless devices will be the future of handheld computing. As a result of this belief, we are in the process of transitioning Handspring from a company focused on standalone handheld computers, to a company aimed at becoming a leader in the emerging category of personal communicators. We began shipping our first communicator product, the Treo, in December 2001. We have also shifted our future product development towards communication-focused products. The transition to a communicator-focused company may take some time as products are introduced and advanced, as the networks mature their data offerings, and as customers become more familiar with these new offerings. However, we feel that this focus will give Handspring the potential to become a leader in a potentially large, new category of computing and communications devices.

Significant Accounting Policies

     The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates.

     Revenue Recognition — Revenue to date is comprised almost entirely of sales of our organizers and communicators. Retail and carrier sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized.

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

Results of Operations

     Revenue. Revenue for the first quarter of fiscal 2003 was $54.1 million as compared with $61.4 million for the same quarter of the previous fiscal year, a decline of 12%. Revenue decreased during the quarter primarily due to the decline in unit shipments of our Visor organizers as we continued to shift our focus from organizer products to communicator products. The decrease in Visor organizer revenue was offset in part by revenue generated from Treo communicators. Our Treo products represented 70% of net revenue for the first quarter of fiscal 2003 or $37.6 million, with revenues from Sprint accounting for a significant portion of this amount. There were no sales of communicator products during the first quarter of fiscal 2002.

     Revenue outside North America increased to 18% of revenue during the first quarter of fiscal 2003 as compared to 7% of revenue during the first quarter of fiscal 2002, primarily due to the introduction of communicator products and our entry into Latin America and China. In addition, revenue for the first quarter of fiscal 2002 was significantly affected by pricing and promotion actions taken to increase demand and reduce inventory in Europe and Japan.

     Cost of revenue. Cost of revenue was $41.0 million for the first quarter of fiscal 2003 compared to $56.1 million for the same quarter of the previous fiscal year. Cost of revenue, excluding the amortization of deferred stock, resulted in gross margin increasing to 24% during the first quarter of fiscal 2003 from 9% during the first quarter of fiscal 2002. This increase was primarily attributable to the introduction of Treo products, which have a higher gross margin than our organizer products. In addition, during the first quarter of fiscal 2002, pricing and promotion actions were taken in order to increase demand and reduce inventory which contributed to our lower gross margin during this period. Gross margin may be adversely affected by new product introductions by our competitors, competitor pricing actions and higher inventory balances. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions, seasonal effects, promotional funding and timing and amount of carrier subsidies.

     Research and development. Research and development expenses decreased to $5.4 million during the first quarter of fiscal 2003 from $7.0 million during the same quarter of the previous fiscal year. This decrease in absolute dollars was primarily due to $1.3 million in carrier-reimbursed development costs. We believe that continued investment in research and development is critical to our plans to develop wireless communication products.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $20.7 million during the first quarter of fiscal 2003 from $26.7 million during the same quarter of the previous fiscal year due to general cost reductions made company-wide, including significant reductions in advertising and marketing activities. This reduction was partially offset by a restructuring charge taken during the first quarter of fiscal 2003 to align our expenses with the current scale of the company. This charge included severance expenses associated with headcount reductions for both our U.S. and European operations, and the write-off of leases and capital equipment for our European operations. We will continue to reduce any expenses that do not serve our key goals in order to manage costs.

     Amortization of deferred stock compensation and intangibles. We recognized $2.9 million of amortization of deferred stock compensation during the first quarter of fiscal 2003, and $6.5 million of amortization of deferred stock compensation and intangibles during the first quarter of fiscal 2002. This amount is primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

     As part of the acquisition of BlueLark Systems, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles were being amortized on a straight-line basis over three years. However, with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in fiscal 2003, the value of assembled workforce was reclassified and recorded as goodwill, and the amortization was discontinued. Instead, the unamortized balance of $331,000 is subject to an impairment test at least annually.

     Future amortization of deferred stock compensation is estimated to be $5.2 million and $1.3 million for the fiscal years ending 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

     Interest and other income, net. Interest and other income, net decreased to $637,000 during the first quarter of fiscal 2003 from $3.0 million during the first quarter of fiscal 2002. The decrease was primarily attributable to the lower average cash balances and lower interest rates during the first quarter of fiscal 2003 compared with the same quarter of fiscal 2002. In addition, the first quarter of fiscal 2002 included gains on available for sale securities. Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates. These fluctuations had a negligible effect on interest and other income, net during the first quarter of fiscal 2003. However, during the first quarter of fiscal 2002 we recorded gains on our foreign subsidiaries’ U.S. dollar liabilities as the dollar weakened against the entities’ functional currencies. These gains contributed to the effect of the higher interest income during the quarter. We have in the past entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We will continue to assess the need to utilize financial instruments to hedge currency exposures.

     Income Tax Provision. The provision for income taxes was $100,000 during the first quarter of fiscal 2003 and $750,000 during the first quarter of fiscal 2002. This decrease is due to a decrease in the level of our operations outside of the United States. No provision for federal and state income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, as we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

     As of September 28, 2002, we had cash, cash equivalents and short-term investments of $73.8 million, down $27.0 million from the balances as of June 29, 2002. The decrease was primarily attributable to the cash used for operations, partially offset by a reduction of investments pledged under lease agreements (the “Sunnyvale Leases”) for two buildings that are being constructed in Sunnyvale, CA.

     During the first quarter of fiscal 2003, we used $27.8 million of cash for operating activities. This usage was primarily attributable to our net loss during the quarter. An increase in our accounts receivable and a decrease in current liabilities also contributed significantly to the usage of cash during the quarter, and were partially offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation. During the first quarter of fiscal 2002, we used $57.1 million of cash for operating activities. This usage was primarily attributable to our net loss during the quarter. An increase in our accounts receivable, prepaid expenses, other current assets and inventories, and a decrease in current liabilities also contributed significantly to the usage of cash during the quarter. These uses were partially offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation and intangibles.

     During the first quarter of fiscal 2003 we used $351,000 for investing activities, consisting primarily of purchases of property and equipment, offset by a reduction of pledged investments for our Sunnyvale Leases. Net cash provided by investing activities during the first quarter of fiscal 2002 was $29.7 million, consisting primarily of cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.

     Net cash provided by financing activities was $1.3 million during the first quarter of fiscal 2003 and 2002, consisting almost entirely of cash received upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program for both respective periods.

     As of September 28, 2002, we have pledged $40.9 million of our investment securities as collateral for specified obligations under Sunnyvale Leases agreements for two buildings totaling approximately 340,000 square feet that are being constructed in Sunnyvale, California. Of the $40.9 million pledged in relation to the Sunnyvale Leases, $17.0 million is designated by the Sunnyvale Leases to be utilized for tenant improvements. The remaining portion of the pledged investment represents a security deposit on the property. As of September 28, 2002, there was also $3.3 million pledged as collateral for lease payments for various other leases expiring between August 2004 and June 2008, as well as foreign taxes.

     The Sunnyvale Leases have initial terms of twelve years. Monthly rent expense of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence during the second quarter of fiscal 2003, with annual rent increases determined in part by the Consumer Price Index. The minimum monthly rent payment in the twelfth year is $2.4 million. Given that our existing office space is adequate to meet our current requirements, we are in discussions with the developer of the Sunnyvale facilities to negotiate a potential buy-out or restructuring of the Sunnyvale Leases. At the same time, we have engaged a real estate broker to sublease the space. Subleasing is difficult given the substantial decline in the commercial real estate market in Silicon Valley, and we have not secured any subtenants. Any subleases we do enter into will be at a rental rate significantly below the rate we owe under the Sunnyvale Leases. Moreover, successful subleasing activities will likely require us to incur additional costs for tenant improvements and broker commissions.

     Today, we cannot predict the outcome of our discussions with the developer or our ability to sublease the properties. However, if we are successful in buying-out or restructuring the Sunnyvale Leases or subleasing the space, we will take a significant, one-time charge relating to the Sunnyvale Leases in the second quarter of fiscal 2003. Moreover, whether or not we are successful in buying-out or restructuring the lease or subleasing the space, the expense related to the Sunnyvale Leases will be substantial and will adversely affect our cash resources.

     Our future capital requirements will depend on many factors, including the level and timing of our revenue and expenses and the extent of our lease obligations. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. However, to the extent that we are unable to significantly reduce the cash expenses related to our Sunnyvale Lease obligations or meet our revenue and expense projections, our cash balances will be significantly lower and could adversely affect our business, financial condition and results of operations. Furthermore, if existing and potential customers and vendors believe that our cash balances are not adequate, they may take actions that could further harm our liquidity position.

     To the extent cash generated from operations is insufficient to satisfy our liquidity requirements, including our lease obligations, we may need additional cash to finance our operating and investing needs. However, depending on the status of the Sunnyvale Lease negotiations and on market conditions, any additional financing we need may not be available on acceptable terms or at all. The inability to obtain needed financing could adversely affect our business, financial condition and results of operations.

Factors Affecting Future Results

If we are not successful in the development and introduction of new products, particularly new wireless communicator products and related services, our business would be substantially harmed.

     We depend on our ability to successfully develop new or enhanced products and services that achieve rapid and broad market acceptance. Successful new product introductions are particularly important given our shift in focus from organizers to wireless communicators. This shift in focus requires that our limited resources be directed primarily towards the development, production and marketing of communicators instead of on traditional organizers where we have more extensive engineering, production and marketing experience.

     The market for our communicator and organizer products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to identify new product and service opportunities or modify or improve our products in response to changes in technology, industry standards or carrier requirements, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

•	use leading technologies effectively;

•	continue to develop our technical expertise, particularly with wireless technologies;

•	enhance our current products and develop new products that meet changing customer needs and carrier requirements;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	certify our wireless products for use on carrier networks;

•	adjust the prices of our existing products to increase demand; and

•	influence and respond to emerging industry standards, technological changes and carrier requirements.

     We cannot guarantee that we will be able to introduce new products on a timely or cost-effective basis or that customer demand will meet our expectations. If we are unsuccessful in developing and introducing new products and services or improving existing products that are appealing to carriers and end user customers, our business and operating results would be negatively impacted.

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

     The success of our Treo communicators is highly dependent on our ability to establish relationships, and build on our existing relationships, with wireless carriers. We cannot assure you that we will be successful in advancing our relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of Treo. Factors that are largely within the control of wireless carriers but which are important to the success of our Treo communicators, include:

•	the wireless carriers’ interest in testing Treo on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

•	the degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote, distribute and resell Treo;

•	the extent to which wireless carriers will require specific hardware and software features on Treo communicators to be used on their networks;

•	the extent to which carriers will sell and promote competitive products over Treo;

•	the carriers’ pricing requirements and subsidy programs;

•	the scope of the coverage area of voice and data services offered by the wireless carriers for use with Treo; and

•	the pricing and terms of voice and data rate plans that the wireless carriers will offer for use with Treo.

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

     The shift in focus of our business from traditional handheld organizers to our Treo wireless communicator products presents many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control. Factors that could affect the success of Treo include:

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

We face financial exposure with respect to our lease obligations as a result of excess leased real estate.

     In February 2001, we entered into the Sunnyvale Leases for two buildings totaling approximately 340,000 square feet that are being constructed in Sunnyvale, California. Both leases have initial terms of twelve years. Monthly rent expense of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence during the second quarter of fiscal 2003, with annual rent increases determined in part by the Consumer Price Index. The minimum monthly rent payment in the twelfth year is $2.4 million.

     Given that our existing office space is adequate to meet our current requirements, we have engaged a real estate broker to sublease the space. Subleasing is difficult given the substantial decline in the commercial real estate market in Silicon Valley and we have not yet secured any subtenants. Any subleases that we do enter into will be at a rental rate significantly below our lease rate. Moreover, successful subleasing activities will likely require the Company to incur additional costs for tenant improvements and broker commissions.

     We also are in discussions with the developer to negotiate a potential buy-out or restructuring of our leases. Today we cannot predict the outcome of those discussions. However, if we are successful in buying-out or restructuring the Sunnyvale Leases or subleasing the space, we will take a significant, one-time charge relating to the Sunnyvale Leases in the second quarter of fiscal 2003. Moreover, whether or not we are successful in buying-out or restructuring the lease or subleasing the space, the expense related to the Sunnyvale Leases will be substantial and will adversely affect our cash resources.

Economic conditions could lead to reduced demand for our products.

     The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, we could see a significant additional decrease in the overall demand for our products that could harm our operating results. This is particularly true with respect to our Treo communicators as they typically carry a list price between $249 and $699 and therefore are expensive purchases for many consumers.

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

     Our accumulated deficit as of September 28, 2002 was $301.5 million. We had net losses of $15.3 million during the quarter ended September 28, 2002 and $32.7 million during the same quarter of the previous fiscal year. As of September 28, 2002, we had a total of $6.5 million of deferred compensation to be amortized, with $5.2 million to be amortized in remaining quarters of fiscal year 2003 and $1.3 million to be amortized in fiscal year 2004. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed.

We might need additional capital in the future and additional financing might not be available.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. However, if our revenues are lower or our expenses higher than we anticipate, our resources may prove to be insufficient for working capital and capital expenditure requirements and may cause existing and potential customers and vendors to question our viability. We may need to raise additional funds through public or private debt or equity financing in order to:

•	take advantage of opportunities, including the purchase of technologies or acquisitions of complementary businesses;

•	address our lease obligations with respect to our Sunnyvale facilities;

•	develop new products or services; or

•	respond to competitive pressures.

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

We are highly dependent on carriers, retailers and distributors to sell our products and disruptions in these channels and other effects of selling through carriers, retailers and distributors would harm our ability to sell our products.

     We sell our products through carriers and numerous retailers and distributors, as well as online through our handspring.com Web site and e-commerce partners. Currently, our largest retail partner is Best Buy. As our product mix shifts more from organizers to communicators, we will be more dependent upon carriers and their retail and distribution channels. We also sell in international markets and offer our products through distributors in Asia Pacific, Canada, Europe, Mexico and the Middle East. Disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

     We are subject to many risks relating to the distribution of our products by carriers, retailers and distributors, including the following:

•	product returns from carriers, retailers and distributors;

•	carriers, retailers and distributors may not maintain inventory levels sufficient to meet customer demand or may elect not to carry our new wireless communicator products such as Treo;

•	carriers, retailers and distributors may emphasize our competitors’ products or decline to carry our products;

•	with respect to our communicator products, our existing retailers and distributors may not maintain relationships with carriers on whose networks our communicator products are designed to operate;

•	as the global information technology market weakens, the likelihood of the erosion of the financial condition of distributors and retailers increases, which could cause a disruption in distribution as well as a loss of any of our outstanding accounts receivable;

•	conflicts may develop between the carrier, retail and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners; and

•	if we reduce the prices of our products, as we have in the past, in order to maintain good business relations, we may compensate carriers, retailers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices.

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

     Some components, such as power supply integrated circuits, radios, microprocessors and certain discrete components, come from sole or single source suppliers. For example, Wavecom is the sole supplier of certain wireless technology components for our Treo 180 and 270 communicators and AirPrime is the sole supplier of certain wireless technology components for our Treo 300 communicator. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, we might not be able to maintain timely and cost-effective production of our products. This problem is compounded when the sole or single source supplier is facing financial difficulties and the possibility of discontinuing its operations.

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

     Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

•	the Palm Solutions Group, a subsidiary of Palm, Inc., which develops, manufactures and markets handheld devices and which is now physically separated from PalmSource, the licensor of Palm OS software.

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity;

•	personal computer companies such as Hewlett-Packard, Toshiba, Dell and Acer;

•	mobile handset manufacturers such as Audiovox, Ericsson, Kyocera, LG, Motorola, Nokia, Sanyo, HTC Corporation and Samsung;

•	consumer electronics companies such as Casio, Sharp and Sony; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Good Technologies.

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

We rely on third parties for order fulfillment, repair services and technical support and for outsourced services. Our reputation and results of operations could be harmed by our inability to control their operations.

     We rely on third parties to package and ship customer orders, repair units and provide technical support. We also rely on Visto Corporation for network operations of our Treo Mail e-mail service. If Visto Corporation or our order fulfillment services, repair services or technical support services are interrupted or experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Although we have the ability to add new service providers or replace existing ones, transition difficulties and lead times involved in developing additional or new third-party relationships could cause interruptions in services and harm our business.

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

     We believe that continuing to strengthen our brands is important to increasing demand for and achieving widespread acceptance of our products. However, currently we have limited our marketing resources in response to reducing our overall costs. Some of our competitors and potential competitors have better name recognition, more marketing resources, and more powerful brands. Promoting and positioning our brands will depend largely on the success of the marketing efforts of our carrier customers and our ability to produce well received new products..

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

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer, and Edward T. Colligan, our President and Chief Operating Officer. The loss of the services of any of these or any of our other senior level management, or other key employees could harm our business.

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

     Our success and ability to compete substantially depends on our internally developed proprietary technologies, which we protect through a combination of trade secret, trademark, copyright and patent laws. While we have numerous patent applications pending, to date few U.S. or foreign patents have been granted to us.

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

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. Handspring has filed motions for summary judgment, which were renewed in filings made on October 29, 2002, and the Company expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

     On September 18, 2002, Research in Motion filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. Handspring has not yet filed an answer to the complaint. The parties have signed an agreement in principle setting out the fundamental terms under which RIM will license certain RIM keyboard patents to the Company and dismiss pending litigation against the Company. However, a definitive agreement settling the matter has not been signed.

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tektronix, Inc. in the United States District Court for the Eastern District of California. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages. The Company has not yet filed an answer to the complaint. The Company has sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios.

     On April 24, 2002, MLR, LLC filed suit against U.S. Robotics Corporation, Kyocera Corporation, Toshiba Corporation, Telefonaktiebolaget LM Ericsson and Samsung Electronics Co., Ltd in the United States District Court for the Northern District of Illinois. On November 1, 2002, MLR filed leave with the Court to file a Second Amended Complaint to add additional parties to the suit, including Handspring, Sony Ericsson Mobile Communications AB, Nokia Corporation and Sierra Wireless. The amended complaint alleges infringement by Handspring of at least four U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Second Amended Complaint was filed on or about November 6, 2002; however, as of the date of filing, Handspring had not been served.

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

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market.

     Our common stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains under $1.00 per share for thirty consecutive trading days and does not subsequently close at or above $1.00 per share for a minimum of ten consecutive trading days during the following ninety calendar days, Nasdaq may delist our common stock from the Nasdaq National Market. To avoid a delisting from the Nasdaq National Market, we may decide to take various measures including effecting a reverse split of our common stock, repurchasing some portion of our outstanding common stock or moving our stock listing to the Nasdaq Small Cap Market. Even if we undertake any of these actions, we cannot be certain that any of these measures will enable us to avoid delisting. In addition, the delisting of our common stock may adversely affect our ability to generate new sales of our products and may cause existing customers and vendors to question our viability. If our common stock were delisted, the ability of our stockholders to sell any of our common stock could be severely limited. As a result, the value of our common stock would likely decline.

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

Item 4. Disclosure Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

     Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

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

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment, which were renewed in filings made on October 29, 2002, and the Company expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately.

     On August 13, 2001, Handspring and two of our officers were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring’s initial public offering. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with our underwriters in connection with our initial public offering. Neither Handspring nor our officers have responded to the complaints. These cases have been consolidated with many cases brought on similar grounds against other parties in the United States District Court for the Southern District of New York. The Handspring officers named as defendants have been dismissed from these cases by court order. A Motion to Dismiss has been filed by a number of defendants, including Handspring, but the court has not yet ruled on the motion.

     On September 18, 2002, Research in Motion filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. Handspring has not yet filed an answer to the complaint. The parties have signed an agreement in principle setting out the fundamental terms under which RIM will license certain RIM keyboard patents to the Company and dismiss pending litigation against the Company. However, a definitive agreement settling the matter has not been signed.

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tektronix, Inc. in the United States District Court for the Eastern District of California. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages. The Company has not yet filed an answer to the complaint. The Company has sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios.

     On April 24, 2002, MLR, LLC filed suit against U.S. Robotics Corporation, Kyocera Corporation, Toshiba Corporation, Telefonaktiebolaget LM Ericsson and Samsung Electronics Co., Ltd in the United States District Court for the Northern District of Illinois. On November 1, 2002, MLR filed leave with the Court to file a Second Amended Complaint to add additional parties to the suit, including Handspring, Sony Ericsson Mobile Communications AB, Nokia Corporation and Sierra Wireless. The amended complaint alleges infringement by Handspring of at least four U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Second Amended Complaint was filed on or about November 6, 2002; however, as of the date of filing, Handspring had not been served.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     The Audit Committee of Handspring, Inc. has considered whether any reasonably anticipated non-audit services to be rendered by PricewaterhouseCoopers LLP during the course of fiscal year 2003 are compatible with maintaining PricewaterhouseCoopers LLP’s independence as auditors of the Company’s fiscal year 2003 consolidated financial statements, and have approved the anticipated non-audit services, maintaining that they would not impair PricewaterhouseCoopers LLP’s independence. The Audit Committee has approved the following non-audit services anticipated to be performed by PricewaterhouseCoopers LLP: quarterly reviews of the Company’s financial statements; and domestic and international tax compliance and tax consulting services.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Exhibit Title

10.16	Master Purchase Agreement For Subscriber Equipment between Sprint Spectrum L.P. and Handspring, Inc., dated March 14, 2002 ††

10.19	Master Purchase Agreement between AirPrime, Inc. and Handspring, Inc., dated September 10, 2002 ††

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002	HANDSPRING, INC.

	By:	/s/ WILLIAM R. SLAKEY William R. Slakey Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

OFFICER CERTIFICATION

I, Donna L. Dubinsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Handspring, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ DONNA L. DUBINSKY Donna L. Dubinsky Chief Executive Officer

OFFICER CERTIFICATION

I, William R. Slakey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Handspring, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ WILLIAM R. SLAKEY William R. Slakey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.16	Master Purchase Agreement For Subscriber Equipment between Sprint Spectrum L.P. and Handspring, Inc., dated March 14, 2002 ††

10.19	Master Purchase Agreement between AirPrime, Inc. and Handspring, Inc., dated September 10, 2002 ††

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.