Form 10-Q
period 2002-12-28
HANDSPRING INC
filed 2003-02-11
CIK 1091822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     As of January 31, 2003 there were 147,099,178 shares of the Registrant’s common stock outstanding.

HANDSPRING, INC.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HANDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 28, 2002	June 29, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,680	$85,554
Short-term investments	12,049	15,235
Accounts receivable, net	14,541	20,491
Prepaid expenses and other current assets	3,461	3,667
Inventories	13,316	20,084

Total current assets	97,047	145,031
Restricted investments	44,246	50,644
Property and equipment, net	8,385	12,478
Construction in progress-Sunnyvale tenant improvements	18,192	6,614
Construction in progress-Sunnyvale property (Note 3)	108,082	73,979
Other assets	1,356	1,408

Total assets	$277,308	$290,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,521	$44,490
Accrued liabilities	42,698	48,779
Non-cash obligations for construction in progress - Sunnyvale property (Note 5)	108,082	73,979

Total current liabilities	175,301	167,248
Stockholders’ equity:
Common stock	145	143
Additional paid-in capital	420,816	419,256
Deferred stock compensation	(4,230)	(9,468)
Accumulated other comprehensive loss	(916)	(793)
Accumulated deficit	(313,808)	(286,232)

Total stockholders’ equity	102,007	122,906

Total liabilities and stockholders’ equity	$277,308	$290,154

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

		(unaudited)
Revenue	$47,807	$70,512	$101,945	$131,926

Costs and operating expenses:
Cost of revenue	34,726	58,591	75,676	114,693
Research and development	5,385	5,953	10,776	12,978
Selling, general and administrative	17,984	20,968	38,692	47,686
Amortization of deferred stock compensation and intangibles (*)	2,298	5,434	5,238	11,966

Total costs and operating expenses	60,393	90,946	130,382	187,323

Loss from operations	(12,586)	(20,434)	(28,437)	(55,397)
Interest and other income, net	424	706	1,061	3,711

Loss before taxes	(12,162)	(19,728)	(27,376)	(51,686)
Income tax provision	100	100	200	850

Net loss	$(12,262)	$(19,828)	$(27,576)	$(52,536)

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.19)	$(0.44)

Shares used in calculating basic and diluted net loss per share	144,534	122,183	143,894	119,401

(*) Amortization of deferred stock compensation and intangibles:
Cost of revenue	$304	$696	$691	$1,525
Research and development	465	1,260	1,080	2,806
Selling, general and administrative	1,529	3,478	3,467	7,635

	$2,298	$5,434	$5,238	$11,966

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	December 28,	December 29,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(27,576)	$(52,536)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,484	4,110
Amortization of deferred stock compensation and intangibles	5,238	11,966
Amortization of premium or discount on available-for-sale securities, net	47	36
Write-off of fixed assets	411	—
Write-off of leases	536	—
Gain on sale of available-for-sale securities	—	(784)
Changes in assets and liabilities:
Accounts receivable	5,992	(14,067)
Prepaid expenses and other current assets	265	12,235
Inventories	6,805	(19,936)
Other assets	56	60
Accounts payable	(20,229)	3,440
Accrued liabilities	(6,860)	(15,891)

Net cash used in operating activities	(30,831)	(71,367)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,989)	(62,675)
Sales and maturities of available-for-sale securities	4,950	107,632
Reduction of pledged investments	6,435	—
Purchases of property and equipment and construction in progress—Sunnyvale tenant improvements	(12,379)	(4,065)

Net cash provided by (used in) investing activities	(2,983)	40,892

Cash flows from financing activities:
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	—	46,971
Proceeds from issuance of common stock	1,613	2,084
Repurchase of common stock	(51)	—

Net cash provided by financing activities	1,562	49,055

Effect of exchange rate changes on cash	378	(600)

Net increase (decrease) in cash and cash equivalents	(31,874)	17,980
Cash and cash equivalents:
Beginning of period	85,554	87,580

End of period	$53,680	$105,560

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended June 29, 2002. The results of operations for the three and six months ended December 28, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

2.  Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS 121 and resolves certain implementation issues. SFAS 144 was adopted by the Company at the beginning of fiscal 2003, and did not have a material impact on the Company’s financial position or results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net loss	$(12,262)	$(19,828)	$(27,576)	$(52,536)

Basic and diluted:
Weighted average common shares outstanding	144,984	133,165	144,579	132,236
Weighted average common shares subject to repurchase	(450)	(10,982)	(685)	(12,835)

Weighted average common shares used to compute basic and diluted net loss per share	144,534	122,183	143,894	119,401

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.19)	$(0.44)

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	December 28,	December 29,
	2002	2001

Common stock subject to repurchase	325	9,096
Shares issuable under stock options	25,000	29,357

     The weighted average repurchase price of unvested stock was $0.50 and $0.06 as of December 28, 2002 and December 29, 2001, respectively. The weighted-average exercise price of stock options outstanding was $1.19 and $10.67 as of December 28, 2002 and December 29, 2001, respectively.

     In order to help retain employees, we recently offered our employees the right to participate in an option exchange program pursuant to which they were given the right to choose to exchange unexercised stock options for new stock options with a new exercise price to be granted at least six months and one day following the cancellation of their existing stock options on. The terms of the replacement options were substantially the same as the cancelled options, except that in most circumstances there was an additional cliff period of up to six months imposed on the vesting schedule of the option that will limit the ability of the option holder to exercise the option. Of the 28,538,126 shares subject to stock options that were eligible for the exchange program, a total of 11,677,415 such options shares were submitted and accepted for exchange on May 17, 2002. Replacement options were granted on November 18, 2002.

4.  Inventories

     The components of inventories are as follows (in thousands):

	December 28,	June 29,
	2002	2002

Raw materials	$22	$380
Finished goods	13,294	19,704

	$13,316	$20,084

5.  Construction in progress-Sunnyvale property

     Under EITF 97-10 the Company is considered to be the owner (for accounting purposes only) of the buildings subject to Sunnyvale leases, during the construction period. The application of the provisions of EITF 97-10 has resulted in the inclusion of approximately $108.1 million as construction in progress with a corresponding obligation for construction in progress of $108.1 million as of December 28, 2002.

6.  Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net loss	$(12,262)	$(19,828)	$(27,576)	$(52,536)
Other comprehensive income:
Unrealized loss on securities	(97)	(153)	(178)	(35)
Foreign currency translation adjustments	43	86	56	(1,338)

Comprehensive loss	$(12,316)	$(19,895)	$(27,698)	$(53,909)

7.  Business Segment Reporting

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

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Revenue:
North America	$35,918	$61,141	$80,178	$118,528
Rest of the world	11,889	9,371	21,767	13,398

Total	$47,807	$70,512	$101,945	$131,926

	December 28,	June 29,
	2002	2002

Long-Lived Assets:
North America	$135,211	$92,632
Rest of the world	804	1,847

Total	$136,015	$94,479

8.  Litigation

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The Company filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted the Company’s motion for summary judgment finding that the Company did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling, to which the Company has filed a response. On January 6, 2003, the case was referred to a newly appointed district judge, who will review and rule upon NCR’s objection.

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent, No. 6,058,304. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment, which were renewed in filings made on October 29, 2002, and the Company expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately. The Company asserts that DataQuill’s allegations are without merit, and intends to defend itself vigorously.

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

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tekronix Inc. in the United States District Court for the Eastern District of California. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages. The Company has not yet filed an answer to the complaint, and an Answer or other response is currently due February 26, 2003. The Company has sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios, who is vigorously contesting Digcom’s allegation.

     On November 6, 2002, MLR, LLC filed an amended complaint in a patent lawsuit that had been pending against other defendants, adding, among others, Handspring as a defendant. The case is pending in the United States District Court for the Northern District of Illinois, no. 02-CV-2898. In addition to naming the Company, the amended complaint names Toshiba Corporation, Telefonaktiebolaget LM Ericsson, Sony-Ericsson Mobile Communications AB, Nokia Corporation and Sierra Wireless, Inc. as defendants. As to Handspring, the complaint alleges infringement of U.S. patent. On February 5, 2003, the Company filed an answer in the Illinois case denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. Both cases are in their early stages. The Company asserts that MLR’s allegations are without merit, and intends to defend itself vigorously.

9.  Subsequent Events

     On January 16, 2003, we announced that we had entered into a transaction to restructure certain significant lease obligations. The restructuring transaction closed on January 29, 2003.

     The restructuring transaction relates to lease agreements (the “Sunnyvale leases”) that we entered into in February 2001 for two new buildings under construction in Sunnyvale, California. The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expense of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. We estimate that the total obligation to the landlord would have been approximately $350 million over 12 years. We also had obligations totaling approximately $5.3 million to a contractor who was constructing the tenant improvements in the buildings.

     Some time after entering into the Sunnyvale leases, we determined that we no longer needed additional office space. We attempted to sublet the buildings with the help of a commercial realtor, but due to the substantial decline in the demand for commercial real estate in Silicon Valley, we were unable to secure any subtenants. Consequently, we entered into negotiations with the landlord to restructure the Sunnyvale leases.

     In the restructuring, we will pay $61.2 million in total consideration to the landlord and contractor to replace its previous obligation of approximately $350 million. Of that amount, $15.3 million was paid from our cash reserves at closing, and $40.9 million was paid from the release of certain letters of credit which had secured our obligations under the Sunnyvale leases. The remaining obligation of $5.0 million will be paid over five years.

     In addition to the cash payments described above, we issued the landlord warrants to purchase 10 million shares of our common stock, of which one million have an exercise price of $0.01 per share, and nine million have an exercise price of $1.09 per share. The warrants expire five years after issuance. In the aggregate, the warrants represent approximately 5.6 percent of the outstanding capital stock of the Company calculated on a fully diluted basis.

     To effectuate the restructuring transaction, we formed a new wholly-owned subsidiary, Handspring Facility Company, LLC (“HFC”), which entered into a Property Purchase and Lease Modification Agreement with the landlord. We agreed to fund and guarantee HFC’s obligations to the landlord. The effect of this agreement, together with an Amended and Restated Lease Agreement, is to terminate the lease for one of the buildings, and amend and restate the lease for the second building. Under this agreement, we have a right to reinstate the original lease at approximately the original rental rate, although management does not expect to exercise that right.

     We expect to record a charge against earnings of between $75 and $80 million in the third quarter of 2003 to account for the costs of the restructuring, the write-off of previously capitalized tenant improvements, and its advisor fees.

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

     We believe that integrated wireless devices will be the future of handheld computing. As a result of this belief, Handspring has largely transitioned from a company focused on traditional organizers, to a company aimed at becoming a leader in the emerging category of personal communicators. We began shipping our first communicator product, the Treo, in December 2001. We have also shifted our future product development towards communication-focused products. The full transition to a communicator-focused company may take some time as products are developed and introduced, as the networks mature their data offerings, and as customers become more familiar with these new offerings. However, we feel that this focus will give Handspring the potential to become a leader in a potentially large, new category of computing and communications devices.

Significant Accounting Policies

     The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates.

     Revenue recognition. Revenue to date is comprised almost entirely of sales of our organizers and communicators. Retail and carrier sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized.

     Returns reserve. We offer limited return rights on our products and accordingly, at the time the related sale is recorded, we reduce revenues for estimated returns. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns, inventory levels in the channel, and the customer’s contractual return rights. We also estimate and reserve for rebates and price protection based upon specific programs. Actual results may differ from these estimates.

     Warranty reserve. The cost of product warranties is estimated and accrued at the time revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failures rates, component costs and repair service costs incurred in correcting a product failure. Should actual product failure rates, component costs or repair service costs differ from our estimates, revisions to the estimated warranty costs would be required.

     Cash and cash equivalents, short-term investments and long-term investments. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

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

     Accounts receivable. Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, credit card fraud, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off as bad debt against the allowance.

     Inventories. Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Provisions for potentially obsolete or slow moving inventories are made based on management’s analysis of inventory levels and future sales forecasts. These provisions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     Construction in progress-Sunnyvale property. Emerging Issues Task Force No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. Therefore, we have recorded such building costs related to the Sunnyvale leases as construction in progress with a corresponding obligation for construction in progress.

     Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

Results of Operations

     Revenue. Revenue for the second quarter of fiscal 2003 was $47.8 million compared with $70.5 million for the same quarter of the previous fiscal year, a decline of 32%. Revenue for the first six months of fiscal 2003 was $101.9 million compared with $131.9 million during the same period of the previous fiscal year, a decline of 23%. Revenue decreased during the quarter and six month periods primarily due to the decline in unit shipments of our organizers as we continued to shift our product development and marketing efforts from organizer products to communicator products. The decrease in organizer revenue was offset in part by revenue generated from Treo communicators. Our communicator products represented 67% of the net revenue for the second quarter of fiscal 2003 or $31.9 million and 68% of the net revenue for the first six months of fiscal 2003 or $69.5 million, with revenues from Sprint accounting for a substantial portion of this amount. There were minimal sales of communicator products during the first six months of fiscal 2002.

     Revenue outside North America increased to 25% of revenue during the second quarter of fiscal 2003 from 13% during the same period of the previous fiscal year and increased to 21% of revenue during the first six months of fiscal 2003 from 10% in the first six months of fiscal 2002 primarily due to the introduction of communicator products and our entry into Latin America and China. In addition, revenue for the first six months of fiscal 2002 was significantly affected by pricing and promotion actions taken to increase demand and reduce inventory in Europe and Japan.

     Cost of revenue. Cost of revenue was $34.7 million for the second quarter of fiscal 2003 compared to $58.6 million for the same quarter of the previous fiscal year. For the first six months of fiscal 2003 and 2002, cost of revenue was $75.7 million and $114.7 million, respectively. Excluding the amortization of deferred stock compensation, cost of revenue resulted in gross margin increasing to 27% during the second quarter of fiscal 2003 from 17% during the same period of the previous fiscal year and increasing to 26% during the first six months of fiscal 2003 from 13% during the first six months of fiscal 2002. This increase was primarily attributable to the increase in communicator sales, which typically have higher gross margins than our organizer products, and less discounting of our organizer products. Gross margins may be adversely affected by new product introductions by our competitors, competitor pricing actions, higher inventory balances, warranty expenses and charges for excess and obsolete products. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions, seasonal effects, promotional funding and timing and amount of carrier subsidies.

     Research and development. Research and development expenses decreased to $5.4 million during the second quarter of fiscal 2003 from $6.0 million during the same quarter of the previous fiscal year, and decreased to $10.8 million during the first six months of fiscal 2003 from $13.0 million during the same period of fiscal 2002. The decline in research and development expenses for the second quarter of fiscal 2003 compared to the same period for the prior year was due to the timing of projects and reductions in our work force. The decrease in the first six months of fiscal 2003 over the same period of the prior year was primarily due to $1.3 million in carrier-reimbursed development costs. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communicator products.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $18.0 million and $38.7 million during the second quarter and the first six months of fiscal 2003, respectively, from $21.0 million and $47.7 million during the same periods of the previous fiscal year. The decreases were primarily due to general cost reductions made company-wide, including reductions in advertising and marketing activities and reductions in our workforce. This reduction was partially offset by a restructuring charge taken during the first quarter of fiscal 2003 to align our expenses with the current size of the company. This charge included severance expenses associated with headcount reductions for both our U.S. and European operations, and the write-off of leases and capital equipment for our European operations. We will continue to reduce any expenses that do not serve our key goals in order to manage costs.

     Amortization of deferred stock compensation and intangibles. We recognized $2.3 million of amortization of deferred stock compensation and intangibles during the second quarter of fiscal 2003 compared with $5.4 million during the second quarter of fiscal 2002, and $5.2 million during the first six months of fiscal 2003 compared with $12.0 million during the same period of fiscal 2002. These amounts are primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting periods of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

     As part of the acquisition of BlueLark Systems, we also recorded goodwill and other intangible assets of $612,000. The goodwill and intangibles were originally being amortized on a straight-line basis over three years. However, with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in fiscal 2003, the value of assembled workforce was reclassified and recorded as goodwill, and the amortization was discontinued. Instead, the unamortized balance of $331,000 is subject to an impairment test at least annually.

     Future amortization of deferred stock compensation is estimated to be $2.9 million and $1.3 million for fiscal 2003 and 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

     Interest and other income, net. Interest and other income, net decreased to $424,000 during the second quarter of fiscal 2003 from $706,000 during the same quarter of fiscal 2002, and decreased to $1.1 million during the first six months of fiscal 2003 from $3.7 million during the same period of the previous year. The decreases in both periods were primarily attributable to lower average cash balances and lower interest rates during fiscal 2003 compared to fiscal 2002. In addition, the first six months of fiscal 2002 included gains on available for sale securities. Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates. These fluctuations caused losses which offset interest income earned on our cash and investment balances during the second quarter of both fiscal 2002 and 2003. During the first six months of fiscal 2003 we recorded losses from fluctuations in foreign currency exchange rates, which offset the interest income compared to previous year gains. We have in the past entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We will continue to assess the need to utilize financial instruments to hedge currency exposures.

     Income tax provision. The provision for income taxes consists of foreign taxes related to our business outside of the United States of America. The provision for income taxes was $100,000 for both the second quarter of fiscal 2003 and 2002. The provision for income taxes decreased to $200,000 during the first six months of fiscal 2003 from $850,000 during the same period of fiscal 2002. The decrease during fiscal 2003 is due to a decrease in the level of our operations outside of the United States.

     No provision for federal and state income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

     As of December 28, 2002, we had cash, cash equivalents and short-term investments of $65.7 million, down $35.1 million from the balance as of June 29, 2002. The decrease was primarily attributable to the cash used for operations, partially offset by a reduction of restricted investments pledged under lease agreements (the “Sunnyvale leases”) for two buildings that are being constructed in Sunnyvale, California.

     During the first two quarters of fiscal 2003, we used $30.8 million of cash for operating activities. This usage was primarily attributable to our net loss during the six month period, offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation. A decrease in our current liabilities contributed to this usage, but was partially offset by cash provided by a decrease in accounts receivable and inventories. During the first two quarters of fiscal 2002, we used $71.4 million of cash for operating activities. This usage was primarily attributable to our net loss during the six month period, offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation and intangibles. An increase in our accounts receivable, due to higher sales levels during the second quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001, and a decrease in current liabilities contributed to this usage. In October 2001, we changed our business practice with one of our logistics partners, whereby we now own all product inventory held at their facilities. This change in practice caused a decrease in prepaid expenses and an increase in inventory on the balance sheet during the first six months of fiscal 2002.

     Net cash used in investing activities during the first six months of fiscal 2003 was $3.0 million, consisting primarily of purchases of property and equipment and purchases of available-for-sale securities partially offset by a reduction of pledged investments for our Sunnyvale leases and cash received from the sales and maturities of available-for-sale securities. Net cash provided by investing activities during the first six months of fiscal 2002 was $40.9 million, consisting primarily of cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.

     Net cash provided by financing activities was $1.6 million during the first six months of fiscal 2003, consisting almost entirely of cash received upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program. During the first six months of fiscal 2002, financing activities provided $49.1 million of cash, primarily from the public sale of our common stock and a $10.0 million investment from QUALCOMM Incorporated in December 2001. We also received $2.1 million upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, if our revenues are lower or our expenses are higher than we anticipate, or if inventory, accounts receivable, or other assets require a greater use of cash than we anticipate, our resources may prove to be insufficient for working capital and capital expenditure requirements. In addition, existing and potential customers and vendors may take actions that could further harm our liquidity position if they believe that our cash balances are not adequate. As a result, we may determine that it is prudent to raise additional funds, or that it is necessary to raise additional funds, through public or private debt or equity financing. However, depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available, we might not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures, and our business could be harmed.

     Under EITF 97-10 the Company is considered to be the owner (for accounting purposes only) of the buildings subject to Sunnyvale leases, during the construction period. The application of the provisions of EITF 97-10 has resulted in the inclusion of approximately $108.1 million as construction in progress with a corresponding obligation for construction in progress of $108.1 million as of December 28, 2002.

     Subsequent to the end of the quarter, on January 16, 2003, we announced that we had entered into a transaction to restructure the Sunnyvale leases that we entered into in February 2001 for two new buildings under construction in Sunnyvale, California. The restructuring transaction closed on January 29, 2003.

     The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expense of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. We estimate that the total obligation to the landlord would have been approximately $350 million over 12 years. We also had obligations totaling approximately $5.3 million to a contractor who was constructing the tenant improvements in the buildings.

     Some time after entering into the Sunnyvale leases, we determined that we no longer needed additional office space. We attempted to sublet the buildings with the help of a commercial realtor, but due to the substantial decline in the demand for commercial real estate in Silicon Valley, we were unable to secure any subtenants. Consequently, we entered into negotiations with the Landlord to restructure the Sunnyvale leases.

     In the restructuring, we will pay $61.2 million in total consideration to the landlord and contractor to replace its previous obligation of approximately $350 million. Of that amount, $15.3 million was paid from our cash reserves at closing, and $40.9 million was paid from the release of certain letters of credit which had secured our obligations under the Sunnyvale leases. The remaining obligation of $5.0M will be paid over five years.

     On a pro-forma basis, using December 28, 2002 balances, the transactions described above would have resulted in a remaining balance of $50.4 million in unrestricted cash and cash equivalents and marketable securities, a remaining balance of $3.3 million in restricted investments (through letters of credit, security deposits and similar arrangements), and $5.0 million of debt obligations.

Factors Affecting Future Results

If we are not successful in the development and introduction of new wireless communicator products and related services, our business would be substantially harmed.

     The market for our communicator products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to identify new product and service opportunities or modify or improve our communicator products in response to changes in technology, industry standards or carrier requirements, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

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

We are highly dependent on wireless carriers for the success of our Treo communicator products.

     The success of our Treo communicators, and the success of our business strategy, is highly dependent on our ability to establish new relationships, and build on our existing relationships, with domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of Treo. Factors that are largely within the control of wireless carriers but which are important to the success of our Treo communicators, include:

•	the wireless carriers’ interest in testing Treo on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

•	the degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote, distribute and resell Treo;

•	the extent to which wireless carriers will require specific hardware and software features on Treo communicators to be used on their networks;

•	the timely build out of advanced wireless carrier networks such as General Packet Radio Services (GPRS) and 1xRTT, which are expected to enhance the user experience for email and other services through higher speed and “always on” functionality;

•	the extent to which wireless carriers will sell and promote competitive products over Treo;

•	the wireless carriers’ pricing requirements and subsidy programs; and

•	the pricing and terms of voice and data rate plans that the wireless carriers will offer for use with Treo. For example, flat data rate pricing plans offered by some carriers may expose us to risk. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of Treo, such plans may not allow Treo to contribute as much average revenue per user (ARPU) to carriers as when they were pricing incrementally, and therefore reduces our differentiator from other products.

Our relationship with Sprint is particularly important to the success of our business.

     In August 2002, we began selling the Treo 300, a jointly developed and co-labeled CDMA version of the Treo communicator that operates on Sprint’s 3G network. The Treo 300 is principally sold and promoted by Sprint and sales of this product constituted a substantial portion of our revenues for the second quarter, and will represent a significant portion of our revenues for the remainder of the calendar year. Since the Treo 300 is customized for the Sprint network, Handspring currently manufactures the product only in volumes that are supported by Sprint purchase orders or if Sprint assumes financial liability for long lead time components. If Sprint does not sell and promote the product to the extent we anticipate, future purchase orders from Sprint may be deferred and our business will be substantially harmed. In addition, our dependency on Sprint may cause our revenue to fluctuate, as it is highly dependent on product purchased by Sprint and such sales may be affected due to the timing of Sprint’s product launches.

We are highly dependent on carriers and distributors to sell our products and disruptions in these channels and other effects of selling through carriers and distributors would harm our ability to sell our products.

     We are subject to many risks relating to the distribution of our products by carriers and distributors, including the following:

•	product returns from carriers and distributors;

•	carriers and distributors may not maintain inventory levels sufficient to meet customer demand or may elect not to carry our new wireless communicator products such as Treo;

•	carriers and distributors may emphasize our competitors’ products or decline to carry our products;

•	distributors may not maintain relationships with carriers on whose networks our communicator products are designed to operate;

•	as the global information technology market weakens, the likelihood of the erosion of the financial condition of distributors increases, which could cause a disruption in distribution as well as a loss of any of our outstanding accounts receivable;

•	conflicts may develop between the carrier and distribution channels and direct sales of our products through our handspring.com Web site and by our e-commerce partners;

•	we may experience difficulty collecting accounts receivables from retail and distribution channels after our relationships terminate; and

•	if we reduce the prices of our products, as we have in the past, in order to maintain good business relations, we may compensate carriers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices.

We might need additional capital in the future and additional financing might not be available.

     Our accumulated deficit as of December 28, 2002 was $313.8 million. We had net losses of $27.6 million during the six months ended December 28, 2002 and $52.5 million during the same period of the previous fiscal year. As of December 28, 2002, we had a total of $4.2 million of deferred compensation to be amortized, with $2.9 million to be amortized in remaining quarters of fiscal year 2003 and $1.3 million to be amortized in fiscal year 2004. We expect these losses to continue.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, if our revenues are lower or our expenses are higher than we anticipate, or if inventory, accounts receivable, or other assets require a greater use of cash than we anticipate, our resources may prove to be insufficient for working capital and capital expenditure requirements. In addition, existing and potential customers and vendors may take actions that could further harm our liquidity position if they believe that our cash balances are not adequate. As a result, we may determine that it is prudent to raise additional funds, or that it is necessary to raise additional funds, through public or private debt or equity financing. However, depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available, we might not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures, and our business could be harmed.

Our Treo communicator products present many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control.

     The development and production of our Treo wireless communicator products presents many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control. Factors that could affect the success of Treo include:

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

The amount of future carrier subsidies is uncertain and carriers are free to lower or reduce their subsidies with little or no notice to the Company.

     When we sell a Treo communicator on our own Web site, we sometimes have the opportunity to earn subsidies from carriers if the Treo communicator customer also purchases a voice or data plan from the carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, carriers that currently provide Handspring with subsidies may reduce or discontinue such subsidies with little or no notice to Handspring. While we believe carriers will continue to offer subsidies to Handspring, if these subsidies were reduced or eliminated the gross margins for Treo communicators would decline and we would be more limited in our ability to sell Treo communicators at prices that are attractive to cost sensitive consumers.

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

     Suits against Palm and PalmSource involving the Palm OS operating system could adversely affect us. PalmSource is a defendant in several intellectual property lawsuits involving the Palm OS operating system. Although we are not a party to these cases and we are indemnified by PalmSource for damages arising from lawsuits of this type, we could still be adversely affected by a determination adverse to Palm or PalmSource as a result of market uncertainty or product changes that could arise from such a determination.

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

Our business could be seriously harmed if we experience component shortages or if our suppliers or third party service providers are not able to meet our demand and alternative sources are not available.

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

     We also rely on third parties for network operations, order fulfillment, repair services and technical support and for outsourced services. For example, Visto Corporation is the network operator for our Treo Mail e-mail service. If the services provided by Visto are interrupted or experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Although we have the ability to add new service providers or replace existing ones, transition difficulties and lead times involved in developing additional or new third-party relationships could cause interruptions in services and harm our business.

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

     Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

•	mobile handset manufacturers such as Audiovox, Ericsson, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung and Sanyo;

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity;

•	personal computer companies such as Acer, Dell, Hewlett-Packard and Toshiba;

•	the Palm Solutions Group, a subsidiary of Palm, Inc., which develops, manufactures and markets handheld devices and which is now physically separated from PalmSource, the licensor of Palm OS software;

•	consumer electronics companies such as Casio, Sharp and Sony; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Good Technology.

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

     We depend on a single third party manufacturer, Solectron, to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. The cost, quality and availability of Solectron’s manufacturing operations are essential to the successful production and sale of our products. Under our manufacturing agreement with Solectron we order some products on a purchase order basis in accordance with a forecast. For other products we submit purchase orders to Solectron only after we receive a corresponding purchase order from a carrier or distributor. The absence of dedicated capacity under our manufacturing agreement with Solectron means that, with little or no notice, Solectron could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices, such as our credit terms. If they were to stop manufacturing our devices, it could take from three to six months to secure alternative manufacturing capacity and our results of operations could be harmed. In addition, if Solectron were to change the terms under which they manufacture for us, our manufacturing costs could increase and our results of operations could suffer.

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

In addition, our ability to deliver product in a timely fashion is tied directly to our ability to secure sufficient quantities of long lead time components. The model of building product only after we receive a binding purchase order from a carrier or distributor could mean product is not delivered in time to satisfy the carrier and to meet product launch dates. However, purchasing long lead time components without a corresponding purchase order could expose the Company to risk of excess inventory.

We face seasonality in our sales, which could cause our quarterly operating results to fluctuate.

     Seasonal variations in our sales may lead to fluctuations in our quarterly operating results. We have experienced seasonality in the sales of our organizer products with increased demand typically occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. It is not yet known whether we will experience similar patterns of seasonal demand fluctuations with our communicator products, which tend to be purchased by carriers at times necessary to meet product launch windows.

Fluctuations in our quarterly revenues and operating results might lead to reduced prices for our stock.

     We began selling our Visor organizer and generating revenue in the quarter ended January 1, 2000. We began volume shipments of our Treo communicator products during the quarter ended March 30, 2002. While we continue to sell organizer products, we are largely transitioned from a company primarily focused on organizers, to a company primarily focused on the emerging market for handheld communicators. Given the shift in our focus from organizers to communicators, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In addition, we recently adopted the policy of providing guidance to investors on anticipated business events or issues, however we no longer provide numeric guidance for anticipated financial results. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline.

Our failure to develop brand recognition could limit or reduce the demand for our products.

     We believe that continuing to strengthen our brands is important to increasing demand for and achieving widespread acceptance of our products. However, currently we have limited our marketing resources in response to reducing our overall costs. Some of our competitors and potential competitors have better name recognition, more marketing resources, and more powerful brands. Promoting and positioning our brands will depend largely on the success of the marketing efforts of our carrier customers and our ability to produce well received new products.

Our products may contain errors or defects that could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

     Our products are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly emerging communicator market. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. For example, any such undetected errors or defects in our Treo communicator line of products could adversely impact market acceptance of this product line, which would hurt our business. We may experience delays in releasing new products or producing them in significant volumes as problems are corrected.

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

     The Company currently is a defendant in the three patent infringement lawsuits described below, all of which we believe are without merit and intend to vigorously defend. Our policy is to vigorously defend meritless lawsuits while respecting the intellectual property rights of others.

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted Handspring’s motion for summary judgment finding that Handspring did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling, to which the Company has filed a response. On January 6, 2003, the case was referred to a newly appointed district judge, who will review and rule upon NCR’s objection.

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent, No. 6,058,304. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment, which were renewed in filings made on October 29, 2002, and the Company expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately. The Company asserts that DataQuill’s allegations are without merit, and intends to defend itself vigorously.

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

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tektronix, Inc. in the United States District Court for the Eastern District of California. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages. The Company has not yet filed an answer to the complaint, and an Answer or other response is currently due February 26, 2003. The Company has sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios, who is vigorously contesting Digcom’s allegation.

     On November 6, 2002, MLR, LLC filed an amended complaint in a patent lawsuit that had been pending against other defendants, adding, among others, Handspring as a defendant. The case is pending in the United States District Court for the Northern District of Illinois, no. 02-CV-2898. In addition to naming the Company, the amended complaint names Toshiba Corporation, Telefonaktiebolaget LM Ericsson, Sony-Ericsson Mobile Communications AB, Nokia Corporation and Sierra Wireless, Inc. as defendants. As to Handspring, the complaint alleges infringement of U.S. patent. On February 5, 2003, the Company filed an answer in the Illinois case denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. Both cases are in their early stages. The Company asserts that MLR’s allegations are without merit, and intends to defend itself vigorously.

     Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

     We sell our products in Asia Pacific, Canada, Europe, Mexico and the Middle East in addition to the United States. We expect to enter additional international markets over time. If our revenue from international operations increases as a percentage of our total revenue, we will be subject to increased exposure to international risks. In addition, the facilities where our products are and will be manufactured are located outside the United States. A substantial number of our material suppliers also are based outside of the United States and are subject to a wide variety of international risks. Accordingly, our future results could be harmed by a variety of factors, including:

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted the Company’s motion for summary judgment finding that the Company did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling, to which the Company has filed a response. On January 6, 2003, the case was referred to a newly appointed district judge, who will review and rule upon NCR’s objection.

     On June 19, 2001, DataQuill Limited filed suit against Handspring and Kyocera Wireless Corp. in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent, No. 6,058,304. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment, which were renewed in filings made on October 29, 2002, and the Company expects a ruling shortly. The case against the other defendant, Kyocera Wireless Corp., has been severed and transferred to the United States District Court for the Southern District of California, where it pends separately. The Company asserts that DataQuill’s allegations are without merit, and intends to defend itself vigorously.

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

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tektronix, Inc. in the United States District Court for the Eastern District of California. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages. The Company has not yet filed an answer to the complaint, and an Answer or other response is currently due February 26, 2003. The Company has sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios, who is vigorously contesting Digcom’s allegation.

     On November 6, 2002, MLR, LLC filed an amended complaint in a patent lawsuit that had been pending against other defendants, adding, among others, Handspring as a defendant. The case is pending in the United States District Court for the Northern District of Illinois, no. 02-CV-2898. In addition to naming the Company, the amended complaint names Toshiba Corporation, Telefonaktiebolaget LM Ericsson, Sony-Ericsson Mobile Communications AB, Nokia Corporation and Sierra Wireless, Inc. as defendants. As to Handspring, the complaint alleges infringement of U.S. patent. On February 5, 2003, the Company filed an answer in the Illinois case denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. Both cases are in their early stages. The Company asserts that MLR’s allegations are without merit, and intends to defend itself vigorously.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of, and adopted by, stockholders at the 2002 Annual Meeting of Stockholders on November 7, 2002:

1.	Stockholders approved the proposal to elect two directors for three year terms. The vote tabulation for individual directors is as follows:

Director	Votes For	Votes Withheld

Jeffrey C. Hawkins	133,295,476	470,914
L. John Doerr	132,923,175	843,215

2.	Stockholders adopted the proposal to ratify the selection of PricewaterhouseCoopers LLP as Handspring’s independent accountants to perform the audit of Handspring’s financial statements for fiscal 2003 by a vote of 133,577,789 for and 146,186 against with 42,415 abstentions and no broker non-votes.

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

Date: February 11, 2003	HANDSPRING, INC.

	By:	/s/ WILLIAM R. SLAKEY William R. Slakey Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

OFFICER CERTIFICATIONS

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

Date: February 11, 2003

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

Date: February 11, 2003

	By:	/s/ William R. Slakey William R. Slakey Vice President and Chief Financial Officer