Form 10-K/A
period 2002-06-29
HANDSPRING INC
filed 2003-02-12
CIK 1091822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $93,100,000 as of August 31, 2002, based upon the closing price on the Nasdaq National Market reported for such date. The Registrant has not issued any non-voting stock.

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2002, to restate the balance sheet for our fiscal year ended June 29, 2002 in order to change the accounting treatment for two leases related to buildings in Sunnyvale, California. The Sunnyvale leases will now be accounted for as if we owned the buildings, rather than accounted for as operating leases. This restatement has no impact to cash balances, net cash flow or the income statement for any period either historically or going forward. Accordingly, in this Form 10-K/A, we are restating the balance sheet for our fiscal year ended June 29, 2002 to reflect these adjustments. The specific items amended to reflect the impact of the restatement are Item 2 of Part I, Items 6, 7 and 8 of Part II and Item 14 of Part IV. Note 3 of the Consolidated Financial Statements contains a description of the restatement and its effects on the financial statements for the year referenced above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

HANDSPRING, INC.

2002 ANNUAL REPORT ON FORM 10-K/A

		Page

PART I
Item 2.	Properties	4
PART II
Item 6.	Selected Financial Data	5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8.	Financial Statements and Supplementary Data	23
PART IV
Item 14.	Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K	23
SIGNATURES		46
OFFICER CERTIFICATIONS		47
EXHIBIT INDEX		51

PART I

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

     In February 2001, we entered into two lease agreements for a new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases had initial terms of twelve years with options to renew for an additional six years, subject to certain conditions.

     In fiscal 2002, we determined that our existing office space was adequate to meet our current requirements and that we no longer needed additional office space. Accordingly, we entered into negotiations with the landlord to buy-out or restructure the Sunnyvale leases. In January 2003, we entered into an agreement with the landlord to restructure these lease obligations.

     In February 2003, it was determined that there had been an error in the application of technical aspects of lease accounting, specifically the application of EITF 97-10, The Effect of Lessee Involvement in Asset Construction. Specifically, although in the original lease agreements we had no ownership of the buildings, the application of EITF 97-10 was triggered because we paid for particular tenant improvements, including air conditioning, wiring and elevators.

     As a result of the application of the provisions of EITF 97-10, we are considered to be the owner (for accounting purposes only) of the buildings subject to the original Sunnyvale leases, during the construction period. The application of the provisions of EITF 97-10 has resulted in the recording of approximately $74.0 million as construction in progress, with a corresponding obligation for construction in progress of $74.0 million as of June 29, 2002.

     Pursuant to the restructuring of the lease agreements, we have agreed to pay $61.2 million in total consideration to the landlord and building contractor. We expect to record a charge against earnings of between $75 and $80 million in the third quarter of fiscal 2003 to account for the costs of the restructuring, the write-off of previously capitalized tenant improvements and our advisor fees.

PART II

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

				Period From
				July 29, 1998
	Year Ended	Year Ended	Year Ended	(Date of Inception)
	June 29,	June 30,	July 1,	to June 30,
	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$240,651	$370,943	$101,937	$—

Costs and operating expenses:
Costs of revenue	205,917	292,311	69,921	—
Research and development	24,739	23,603	10,281	2,738
Selling, general and administrative	85,612	145,132	42,424	2,451
In-process research and development	—	12,225	—	—
Amortization of deferred stock compensation and intangibles	20,181	32,830	40,077	3,646

Total costs and operating expenses	336,449	506,101	162,703	8,835

Loss from operations	(95,798)	(135,158)	(60,766)	(8,835)
Interest and other income, net	5,259	12,195	675	446

Loss before taxes	(90,539)	(122,963)	(60,091)	(8,389)
Income tax provision	1,050	3,000	200	—

Net loss	$(91,589)	$(125,963)	$(60,291)	$(8,389)

Basic and diluted net loss per share	$(0.71)	$(1.21)	$(1.77)	$(0.71)

Shares used in calculating basic and diluted net loss per share	128,221	103,896	34,015	11,772

	June 29,	June 30,	July 1,	June 30,
	2002	2001	2000	1999

	Restated (1)

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$151,433	$201,760	$199,212	$13,917
Working capital	(22,217)	48,670	182,662	13,108
Total assets	290,154	253,235	230,472	15,631
Long-term liabilities, net of current portion	—	—	57	—
Redeemable convertible preferred stock	—	—	—	17,972
Total stockholders’ equity (deficit)	122,906	145,202	194,229	(3,616)

(1)	Restated to record $74.0 million as construction in progress-Sunnyvale property with a corresponding obligation for construction in progress-Sunnyvale property as discussed in Note 3 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We may make statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as believe, expect, anticipate, intend, plan and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in Factors Affecting Future Results and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

     As discussed in Note 6, in February 2001, we entered into two operating lease agreements for a new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases had initial terms of twelve years with options to renew for an additional six years, subject to certain conditions.

     In fiscal 2002, we determined that our existing office space was adequate to meet our current requirements and that we no longer needed additional office space. Accordingly, we entered into negotiations with the landlord to buy-out or restructure the Sunnyvale leases. In January 2003, we entered into an agreement with the landlord to restructure these lease obligations.

     In February 2003, it was determined that there had been an error in the application of technical aspects of lease accounting, specifically the application of EITF 97-10, The Effect of Lessee Involvement in Asset Construction. Specifically, although in the original lease agreements we had no ownership of the buildings, the application of EITF 97-10 was triggered because we paid for particular tenant improvements, including air conditioning, wiring and elevators.

     As a result of the application of the provisions of EITF 97-10, we are considered to be the owner (for accounting purposes only) of the buildings subject to the original Sunnyvale leases during the construction period. The application of the provisions of EITF 97-10 has resulted in the recording of approximately $74.0 million as construction in progress, with a corresponding obligation for construction in progress of $74.0 million as of June 29, 2002.

     Pursuant to the restructuring of the lease agreements, we have agreed to pay $61.2 million in total consideration to the landlord and building contractor. We expect to record a charge against earnings of between $75 and $80 million in the third quarter of fiscal 2003 to account for the costs of the restructuring, the write-off of previously capitalized tenant improvements and our advisor fees.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K/A:

     (a)(2) Financial Statement Schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 29, 2002:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$2,239	$1,667	$(195)	$3,711
Product return reserve	4,552	15,060	(16,752)	2,860
Accrued product warranty	13,202	19,801	(18,567)	14,436

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 30, 2001:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$50	$3,017	$(828)	$2,239
Product return reserve	2,364	14,682	(12,494)	4,552
Accrued product warranty	8,033	28,287	(23,118)	13,202

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended July 1, 2000:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts		$138	$(88)	$50
Product return reserve	—	6,732	(4,368)	2,364

Accrued product warranty	—	10,024	(1,991)	8,033
(a)(3) Exhibits.

Exhibit
Number		Exhibit Title

3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002††
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*(4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Reserved
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001††(4)
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002††(4)
10.19	—	Reserved
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) Between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)

Exhibit
Number		Exhibit Title

10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
21.1	—	List of Subsidiaries of Registrant(4)
23.2	—	Consent of PricewaterhouseCoopers LLP(5)

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Filed with the Form 10-K on September 27, 2002 and incorporated herein by reference.

(5)	Filed with this Form 10-K/A.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Handspring, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of Handspring, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001 and the results of their operations and their cash flows for each of the three years ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended June 29, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 16, 2002, except as to Note 11, as to
which the date is September 18, 2002 and except
as to Notes 3, 5c, 6 and 10, as to which the date is February 11, 2003.

HANDSPRING, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 29,	June 30,
	2002	2001

	(Restated – see
	Note 3)

ASSETS
Current assets:
Cash and cash equivalents	$85,554	$87,580
Short-term investments	15,235	33,943
Accounts receivable, net of allowance for doubtful accounts of $3,711 and $2,239 as of June 29, 2002 and June 30, 2001, respectively	20,491	12,850
Prepaid expenses and other current assets	3,667	19,473
Inventories	20,084	2,857

Total current assets	145,031	156,703
Long-term investments	50,644	80,237
Property and equipment, net	12,478	15,041
Construction in progress-Sunnyvale tenant improvements	6,614	—
Construction in progress-Sunnyvale property (Note 3)	73,979	—
Other assets	1,408	1,254

Total assets	$290,154	$253,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,490	$37,881
Accrued liabilities	48,779	70,152
Non-cash obligations for construction in progress-Sunnyvale property (Note 3)	73,979	—

Total current liabilities	167,248	108,033

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; nil shares issued and outstanding at June 29, 2002 and June 30, 2001	—	—
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized; 143,126,516 and 129,949,768 shares issued and outstanding at June 29, 2002 and June 30, 2001 respectively	143	130
Additional paid-in capital	419,256	368,166
Deferred stock compensation	(9,468)	(29,445)
Accumulated other comprehensive income (loss)	(793)	994
Accumulated deficit	(286,232)	(194,643)

Total stockholders’ equity	122,906	145,202

Total liabilities and stockholders’ equity	$290,154	$253,235

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

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

	(Restated- see Note 3)
Cash flows from operating activities:
Net loss	$(91,589)	$(125,963)	$(60,291)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,542	7,104	2,668
Amortization of deferred stock compensation and intangibles	20,181	32,830	40,077
In-process research and development	—	12,225	—
Write-off of excess and obsolete inventories	—	26,811	—
Charitable contribution of common stock	—	—	900
Amortization of costs associated with financing agreement	—	—	568
Amortization of premium or discount on available-for-sale securities, net	83	(1,313)	(118)
Gain on sale of available-for-sale securities	(784)	(277)	—
Stock compensation to non-employees	—	—	815
Changes in assets and liabilities:
Accounts receivable	(7,438)	6,625	(20,484)
Prepaid expenses and other current assets	15,518	(18,219)	(1,751)
Inventories	(17,030)	(10,011)	(40)
Other assets	175	(40)	(616)
Accounts payable	5,409	18,701	18,944
Accrued liabilities	(22,094)	34,584	15,941

Net cash used in operating activities	(89,027)	(16,943)	(3,387)

Cash flows from investing activities:
Purchases of available-for-sale securities	(69,989)	(244,972)	(4,474)
Sales and maturities of available-for-sale securities	118,863	186,866	10,424
Purchases of investments for collateral on operating leases	—	(51,287)	(2,106)
Purchases of property and equipment and construction in progress-Sunnyvale tenant improvements	(12,501)	(14,283)	(9,818)
Cash acquired from acquisition	—	29	—

Net cash provided by (used in) investing activities	36,373	(123,647)	(5,974)

Cash flows from financing activities:
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	47,036	—	—
Proceeds from issuance of common stock	4,067	3,109	2,012
Net proceeds from initial public offering and exercise of underwriters’ over-allotment	—	27,969	184,928
Proceeds from borrowings	—	—	6,000
Principal payments on borrowings	—	(83)	(6,000)
Issuance of redeemable convertible preferred stock, net	—	—	11,490
Repurchase of common stock	—	(41)	—

Net cash provided by financing activities	51,103	30,954	198,430

Effect of exchange rate changes on cash	(475)	668	(54)

Net increase (decrease) in cash and cash equivalents	(2,026)	(108,968)	189,015
Cash and cash equivalents:
Beginning of year	87,580	196,548	7,533

End of year	$85,554	$87,580	$196,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$6	$37

Cash paid for taxes	$922	$236	$1

Supplemental non-cash investing and financing activities:
Construction in progress-Sunnyvale property	$73,979	—	—

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

     Description of business. Handspring, Inc. (the “Company”) was incorporated in California on July 29, 1998 under the name of JD Technology, Inc. In November 1998, the Company changed its name to Handspring, Inc., and in May 2000, the Company reincorporated in Delaware.

     The Company is a leading provider of handheld computing and communications devices. The Company develops, manufactures and markets these products for a broad range of markets and customers. Products are sold through select Internet and retail partners, both domestically and internationally and over the Company’s Web site.

     Principles of consolidation and basis of presentation. The consolidated financial statements of Handspring, Inc. include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Stock split. On March 16, 2000, the Board of Directors authorized a three-for-one stock split of the outstanding shares of common stock and on May 12, 2000, the Board of Directors authorized a three-for-two stock split of the outstanding shares of common stock. All common share and per share information included in these financial statements has been retroactively adjusted to reflect these stock splits.

     Reclassifications. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

     Liquidity. From inception through June 29, 2002, the Company has incurred substantial losses and negative cash flows from operations and, as of June 29, 2002, the Company had an accumulated deficit of $286.2 million. For the year ended June 29, 2002, the Company recorded a net loss of $91.6 million and cash outflows for operating activities of $89.0 million.

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

2. Summary of Significant Accounting Policies

     Fiscal year. The Company’s fiscal year is a 52-53 week fiscal year ending on the Saturday nearest to June 30. Unless otherwise stated, all years and dates refer to the fiscal year and fiscal periods.

     Cash and cash equivalents, short-term investments, and long-term investments. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

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

     Fair value of financial instruments. Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair value primarily due to their short maturities.

     Concentration of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers in North America, Europe and certain countries in Asia Pacific and the Middle East.

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

     Property and equipment. Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to five years. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter. The Company capitalizes tooling costs to the extent they relate to ongoing and routine costs of tools and molds used to manufacture products that the Company markets. Capitalized tooling is amortized over its estimated useful life of one year. Assets acquired under capital leases are recorded at the present value of the related lease obligation.

     Construction in progress-Sunnyvale property. Emerging Issues Task Force No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though the Company is not obligated to guarantee the non-recourse mortgage obligation, nor is it involved in the management of the construction of the building or the management of the owner-lessor. Therefore, the Company has recorded such building costs related to the Sunnyvale lease as construction in progress with a corresponding obligation for construction in progress.

     Other assets. Other assets include goodwill and other intangible assets carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of three years. Accumulated amortization of goodwill and intangibles totaled $280,000 and $76,000 as of June 29, 2002 and June 30, 2001, respectively. In June 2001, the Financial Accounting

Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which will become effective for the Company beginning in fiscal 2003, under which goodwill will no longer be amortized but will be subject to impairment tests at least annually.

     Long-lived assets. The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

     Foreign currency translation. The majority of the Company’s operations are denominated in U.S. dollars. For foreign operations using local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income (loss).

     Derivatives. The Company has entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates.

     Research and development. Research and development costs are expensed as incurred. The Company has not capitalized any costs to date pursuant to SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed.

     Income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

     Stock compensation. The Company accounts for stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

     Comprehensive loss. The FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an enterprise to report by major components and as a single total, the change in its net assets during the period from non-stockholder sources. Statements of comprehensive loss have been included within the statements of stockholders’ equity.

     Revenue recognition. Revenue from sales is recognized when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2002, 2001 or 2000.

     Returns reserve. The Company offers limited return rights on its products and accordingly, at the time the related sale is recorded, revenue is reduced for estimated returns. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns and inventory levels in the channel. The Company also estimates and reserves for rebates and price protection based upon specific programs. Actual results may differ from these estimates.

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

     Shipping and handling fees and costs and royalty expenses. The Company classifies amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue. Cost of revenue also includes royalty expenses (primarily to PalmSource, Inc.) pursuant to software technology license agreements. In accordance with those agreements, the Company sublicenses the software to its end-users.

     Advertising costs. The cost of advertising is expensed as incurred. For fiscal years 2002, 2001 and 2000 advertising costs totaled $3.0 million, $31.0 million and $3.9 million, respectively.

     Net loss per share. Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

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

     Recently issued accounting pronouncements. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS 121 and resolves certain implementation issues. SFAS 144 is effective beginning in fiscal 2003. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

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

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3. Restatement to financial statements to account for EITF 97-10

     As discussed in Note 6, in February 2001, the Company entered into two lease agreements (the “Sunnyvale leases”) for its new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases had initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. In fiscal 2002, the Company determined that its existing office space was adequate to meet the Company’s current requirements and that it no longer needed additional office space.

     Accordingly, the Company entered into negotiations with the landlord to buy out or restructure the Sunnyvale leases. Pursuant to an agreement to restructure the leases, the Company has agreed to pay $61.2 million in total consideration to the landlord and building contractor. The Company expects to record a charge against earnings of between $75 and $80 million in the third quarter of fiscal 2003 to account for the costs of the restructuring, the write-off of previously capitalized tenant improvements and advisor fees.

     In February 2003, it was determined that because the terms of the original lease agreements required the Company’s involvement in the construction of certain structural elements of the buildings, under EITF 97-10 the Company is considered to be the owner (for accounting purposes only) of the buildings subject to the Sunnyvale leases during the construction period. The application of the provisions of EITF 97-10 has resulted in the financial statements being revised to include approximately $74.0 million as construction in progress with a corresponding obligation for construction in progress of $74.0 million as of June 29, 2002.

     The impact of this revision is as follows:

	June 29, 2002
	As previously reported	Restated

Property and equipment, net	$19,092	$12,478
Construction in progress-Sunnyvale tenant improvements	—	6,614
Construction in progress-Sunnyvale property	—	73,979
Total assets	216,175	290,154
Non-cash obligations for construction in progress-Sunnyvale property	—	73,979
Total current liabilities	93,269	167,248
Total liabilities and stockholders’ equity	216,175	290,154

4. Acquisition

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

5. Balance Sheet Components

a.  Investments

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

     Of the amounts included in short-term investments on the consolidated balance sheet, $150,000 is pledged as collateral for lease payments for both of the periods presented. Of the amounts included in long-term investments on the balance sheet, $50.6 million and $54.0 million is pledged as collateral as of June 29, 2002 and June 30, 2001, respectively, relating almost entirely to commitments under lease agreements. See further discussion in Note 6.

b.  Inventories

     The components of inventories are as follows:

	June 29,	June 30,
	2002	2001

	(In thousands)
Raw materials	$380	$1,174
Finished goods	19,704	1,683

	$20,084	$2,857

c.  Property and Equipment

     Property and equipment consists of the following:

	June 29,	June 30,
	2002	2001

	(Restated - see Note 3)
	(In thousands)
Tooling	$8,577	$6,863
Computer and office equipment	9,111	7,544
Furniture and fixtures	3,036	2,871
Software	7,107	5,064
Leasehold improvements	2,334	2,182

Total property and equipment	30,165	24,524
Less: Accumulated depreciation	(17,687)	(9,483)

Property and equipment, net	$12,478	$15,041

Construction in progress–Sunnyvale tenant improvements	$6,614	$—

Construction in progress–Sunnyvale property	$73,979	$—

     Property and equipment does not include any assets acquired under capital leases at June 29, 2002 or June 30, 2001. Also excluded from property and equipment is construction in progress–Sunnyvale tenant improvements of $6.6 million and construction in progress–Sunnyvale property of $74.0 million as discussed in Note 3. Included in construction in progress–Sunnyvale property is capitalized interest of $1.5 million as of June 29, 2002.

d.  Accrued Liabilities

     Accrued liabilities consist of the following:

	June 29,	June 30,
	2002	2001

	(In thousands)
Accrued product warranty	$14,436	$13,202
Provision for committed inventory	7,141	19,257
Accrued compensation and related benefits	4,990	5,558
Other	22,212	32,135

	$48,779	$70,152

6. Commitments and Contingencies

     The Company leases its facilities under various leases which expire through November 2014. Under the terms of the leases, the Company is responsible for its share of common area and operating expenses. Collateral for lease payments consists of a payment bond certificate of $150,000 associated with a lease expiring in June 2002, a $400,000 standby letter of credit established on

August 3, 1999, and a $2.1 million standby letter of credit established on May 9, 2000. The standby letter of credits are required until the expiration of the related leases in August 2004 and June 2008, respectively. The bond certificate is included in short-term investments as of June 29, 2002 and June 30, 2001. Both of the letter of credits are included in long-term investments at June 29, 2002 and June 30, 2001.

     In February 2001, the Company entered into two lease agreements for its new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases have initial terms of twelve years with options to renew for an additional six years, subject to certain conditions. Monthly rent obligations of $1.7 million and monthly operating expenses of approximately $300,000 are expected to commence during the second quarter of fiscal 2003, with annual increases determined in part by the Consumer Price Index. The minimum monthly rent payment in the twelfth year is $2.4 million. There was $47.4 million and $51.5 million pledged as collateral for specified obligations of the lessor in conjunction with these lease transactions at June 29, 2002 and June 30, 2001, respectively. Both of these amounts are classified as long-term investments in the accompanying consolidated balance sheets. Of the amount pledged, $23.5 million is designated by the agreements to be utilized for tenant improvements. The remaining portion of the pledged investments represent a security deposit on the property. According to the lease agreements, the pledged assets will be reduced as the Company completes its build-out obligation for the new corporate headquarters provided that the company is not in default of the lease agreements and meets certain other conditions. In addition, the pledged assets may be further reduced if certain financial criteria are met. However, given that the Company’s existing space is adequate to meet its current requirements, the Company has entered into a lease restructuring agreement as discussed in Note 3.

     As of June 29, 2002 the future minimum commitments under all operating leases and obligations for construction in progress (as described in Note 3) were as follows (in thousands):

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

7. Stockholders’ Equity

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

     The terms of the replacement options will be substantially the same as the cancelled options, except that in most circumstances, there will be an additional cliff period of up to six months imposed on the vesting schedule of the option that will limit the ability of the option holder to exercise the option. The details of the vesting terms have been explained in the Company’s tender offer filed with the Securities and Exchange Commission on April 18, 2002 and amended on May 7, 2002.

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

BlueLark 2000 Equity Incentive Plan

     As part of the acquisition of BlueLark described in Note 3, the Company assumed incentive stock options and restricted stock awards granted under BlueLark’s 2000 Equity Incentive Plan (the “BlueLark Plan”). The incentive stock options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years after the date of grant. The restricted stock awards were 16.67% vested at the date of grant, with the remaining shares vesting ratably over 40 months. The Company has reserved 47,615 shares of its common stock for issuance upon exercise of the outstanding options under the BlueLark Plan. No shares are available for future grants under the BlueLark Plan. There were 59,697 and 153,899 shares of the Company’s common stock issued pursuant to the BlueLark Plan that were subject to repurchase by the Company as of June 29, 2002 and June 30, 2001, respectively.

     Option activity under the Company’s Equity Incentive Plans is as follows:

		Options Outstanding

	Options		Weighted
	Available		Average
	for Grant	Shares	Exercise Price

Balance at June 30, 1999	3,756,809	11,775,806	$0.08
Authorized	32,250,000	—
Options granted	(19,527,497)	19,527,497	6.45

		Options Outstanding

	Options		Weighted
	Available		Average
	for Grant	Shares	Exercise Price

Options exercised	—	(4,544,623)	0.44
Options canceled	136,500	(136,500)	1.04

Balance at July 1, 2000	16,615,812	26,622,180	4.68
Authorized	6,404,715	—
Options granted	(7,990,382)	7,990,382	30.67
Options assumed	(47,615)	47,615	0.88
Options exercised	—	(2,717,781)	0.65
Options canceled	398,855	(398,855)	29.03
Unvested shares repurchased	185,625	—	0.22

Balance at June 30, 2001	15,567,010	31,543,541	11.30
Options granted	(2,699,442)	2,699,442	2.44
Options exercised	—	(3,429,157)	0.44
Options canceled	14,350,974	(14,350,974)	23.50

Balance at June 29, 2002	27,218,542	16,462,852	1.47

     The following table summarizes information concerning options outstanding and exercisable at June 29, 2002:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.05	5,275,042	6.29	$0.05	5,275,042	$0.05
$0.11 - $0.22	1,503,279	6.91	0.16	1,503,279	0.16
$0.44	1,621,626	7.19	0.44	1,621,626	0.44
$0.67 - $0.89	2,796,430	7.46	0.79	2,340,958	0.77
$1.33 - $1.56	1,563,795	7.65	1.43	593,417	1.41
$2.11 - $2.73	2,680,860	8.91	2.21	695,340	2.18
$3.00 - $13.33	898,173	8.72	10.42	273,536	12.21
$15.23 - $77.56	123,647	8.62	26.60	58,447	30.07

$0.05 - $77.56	16,462,852	7.34	1.47	12,361,645	0.85

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

8. Income Taxes

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

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes is explained below:

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

	(In thousands)
Tax benefit at federal statutory rate	$(31,689)	$(43,037)	$(21,053)
Foreign taxes	800	2,750	200
State taxes	250	250	—
In-process research and development	—	4,279	—
Unbenefitted net operating losses, reserves and accruals	31,689	38,758	21,053

Total	$1,050	$3,000	$200

     Significant components of the Company’s deferred tax assets are as follows:

	June 29,	June 30,
	2002	2001

	(In thousands)
Net operating loss carryforwards	$54,359	$24,264
Reserves and accruals not currently deductible	19,019	30,651
Deferred compensation	—	7,908
Research credit carryforwards	7,754	2,424
Other	4,309	1,091

	85,441	66,338

	June 29,	June 30,
	2002	2001

	(In thousands)
Valuation allowance	(85,441)	(66,338)

Net deferred tax asset	$—	$—

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

     As of June 29, 2002, the Company had net operating loss carryforwards for federal and state purposes of $131.2 million and $147.0 million, respectively. The Company also had federal and state research and development tax credit carryforwards of $4.7 million and $4.6 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2007 if not utilized.

     Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

9. 401(k) Plan

     Effective January 1, 1999, the Company adopted a 401(k) tax-deferred savings plan (the “Plan”) for essentially all of its employees. Eligible employees may make voluntary contributions to the Plan of up to 15% of their annual eligible compensation subject to certain limitations prescribed by the Internal Revenue Code. The Company does not make any matching contributions to the Plan.

10. Business Segment Reporting

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

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2002	2001	2000

Revenue:
North America	$202,435	$298,688	$97,976
Rest of the world	38,216	72,255	3,961

Total	$240,651	$370,943	$101,937

	June 29,	June 30,
	2002	2001

	(Restated—see Note 3)
Long-Lived Assets:
North America	$92,632	$14,307
Rest of the world	1,847	1,988

Total	$94,479	$16,295

     During fiscal 2002 one customer accounted for 15% of revenue. The same customer plus two others accounted for 14%, 13%, and 10% of revenue during fiscal 2001 and 14%, 15% and 11% of revenue during fiscal 2000.

11. Litigation

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

12. Selected Quarterly Financial Data (Unaudited)

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
Donna L. Dubinsky Chief Executive Officer

Date: February 11, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Donna L. Dubinsky, certify that:

1. I have reviewed the Annual Report on Form 10-K/A of Handspring, Inc.

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

/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Chief Executive Officer

Date: February 11, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William R. Slakey, certify that:

1. I have reviewed the Annual Report on Form 10-K/A of Handspring, Inc.

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

Date: February 11, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Donna L. Dubinsky, certify that the Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Handspring, Inc. for the periods being presented.

/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Chief Executive Officer

Date: February 11, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, William R. Slakey, certify that the Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Handspring, Inc. for the periods being presented.

/s/ WILLIAM R. SLAKEY
William R. Slakey Vice President and Chief Financial Officer

Date: February 11, 2003

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002†† (4)
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002* (4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Reserved
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001†† (4)
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002†† (4)
10.19	—	Reserved
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001†(3)
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) Between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)

Exhibit
Number		Exhibit Title

10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002 (4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002 (4)
21.1	—	List of Subsidiaries of Registrant (4)
23.2	—	Consent of PricewaterhouseCoopers LLP (5)

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

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

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Filed with the Form 10-K on September 27, 2002 and incorporated herein by reference.

(5)	Filed with this Form 10-K/A.