Form 10-Q/A
period 2002-09-28
HANDSPRING INC
filed 2003-02-12
CIK 1091822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30719

HANDSPRING, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0490705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

189 Bernardo Avenue
Mountain View, CA 94043
(Address of Principal Executive Offices, including Zip Code)

(650) 230-5000
(Registrant’s telephone number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of October 31, 2002 there were 144,865,065 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2002, to restate the balance sheet for our quarter ended September 28, 2002 in order to change the accounting treatment for two leases related to buildings in Sunnyvale, California. The Sunnyvale leases will now be accounted for as if we owned the buildings, rather than accounted for as operating leases. This restatement has no impact to cash balances, net cash flow or the income statement for any period either historically or going forward. Accordingly, in this Form 10-Q/A, we are restating the balance sheet for our quarter ended September 28, 2002 to reflect these adjustments. The specific items amended to reflect the impact of the restatement are Items 1 and 2 of Part I. Note 3 of the Consolidated Financial Statements contains a description of the restatement and its effects on the financial statements for the quarter referenced above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

HANDSPRING, INC.

FORM 10-Q/A

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HANDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2002	June 29, 2002

	(unaudited)	(restated- see Note 3)
	(restated- see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$58,797	$85,554
Short-term investments	14,977	15,235
Accounts receivable, net	29,912	20,491
Prepaid expenses and other current assets	4,766	3,667
Inventories	18,383	20,084

Total current assets	126,835	145,031
Restricted investments	44,199	50,644
Property and equipment, net	10,445	12,478
Construction in progress-Sunnyvale tenant improvements	12,851	6,614
Construction in progress-Sunnyvale property (Note 3)	97,347	73,979
Other assets	1,361	1,408

Total assets	$293,038	$290,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,701	$44,490
Accrued liabilities	48,225	48,779
Non-cash obligations for construction in progress-Sunnyvale property (Note 3)	97,347	73,979

Total current liabilities	181,273	167,248

Stockholders’ equity:
Common stock	145	143
Additional paid-in capital	420,557	419,256
Deferred stock compensation	(6,528)	(9,468)
Accumulated other comprehensive loss	(863)	(793)
Accumulated deficit	(301,546)	(286,232)

Total stockholders’ equity	111,765	122,906

Total liabilities and stockholders’ equity	$293,038	$290,154

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

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended

	September 28, 2002	September 29, 2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(15,314)	$(32,708)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,311	2,084
Amortization of deferred stock compensation and intangibles	2,940	6,532
Amortization of premium or discount on available-for-sale securities, net	26	23
Write-off of fixed assets	411	—
Write-off of leases	536	—
Gain on sale of available-for-sale securities	—	(724)
Changes in assets and liabilities:
Accounts receivable	(9,429)	(9,259)
Prepaid expenses and other current assets	(1,117)	(14,119)
Inventories	1,652	(3,810)
Other assets	47	67
Accounts payable	(8,791)	9,634
Accrued liabilities	(1,056)	(14,795)

Net cash used in operating activities	(27,784)	(57,075)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(55,646)
Sales and maturities of available-for-sale securities	150	87,185
Reduction of pledged investments	6,435	—
Purchases of property and equipment and construction in progress–Sunnyvale tenant improvements	(6,936)	(1,864)

Net cash provided by (used in) investing activities	(351)	29,675

Cash flows from financing activities:
Proceeds from issuance of common stock	1,327	1,265
Repurchases of common stock	(24)	—

Net cash provided by financing activities	1,303	1,265

Effect of exchange rate changes on cash	75	(762)

Net decrease in cash and cash equivalents	(26,757)	(26,897)
Cash and cash equivalents:
Beginning of period	85,554	87,580

End of period	$58,797	$60,683

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

     In February 2003, it was determined that because the terms of the original lease agreements required the Company’s involvement in the construction of certain structural elements of the buildings, under Emerging Issues Task Force No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner (for accounting purposes only) of the buildings subject to the Sunnyvale leases, during the construction period. The application of the provisions of EITF 97-10 has resulted in the financial statements being revised to include approximately $97.3 million and $74.0 million as construction in progress with a corresponding obligation for construction in progress of $97.3 million and $74.0 million as at September 28, 2002 and June 29, 2002, respectively.

     The impact of this revision is as follows:

	September 28, 2002
	As previously reported	Restated

Property and equipment, net	$23,296	$10,445
Construction in progress-Sunnyvale tenant improvements	—	12,851
Construction in progress-Sunnyvale property	—	97,347
Total assets	195,691	293,038
Non-cash obligations for construction in progress-Sunnyvale property	—	97,347
Total current liabilities	83,926	181,273
Total liabilities and stockholders’ equity	195,691	293,038

4.	Net Loss Per Share

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

5.	Inventories

     The components of inventories are as follows (in thousands):

	September 28, 2002	June 29, 2002

Raw materials	$301	$380
Finished goods	18,082	19,704

	$18,383	$20,084

6.	Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Quarter Ended

	September 28, 2002	September 29, 2001

Net loss	$(15,314)	$(32,708)
Other comprehensive income:
Unrealized gain (loss) on securities	(82)	118
Foreign currency translation adjustments	12	(1,424)

Comprehensive loss	$(15,384)	$(34,014)

7.	Business Segment Reporting

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

	Quarter Ended

	September 28, 2002	September 29, 2001

Revenue:
North America	$44,260	$57,387
Rest of the world	9,878	4,027

Total	$54,138	$61,414

	September 28, 2002	June 29, 2002

	(restated – see Note 3)
Long-Lived Assets:
North America	$120,837	$92,632
Rest of the world	1,167	1,847

Total	$122,004	$94,479

8.	Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We may make statements in this Form 10-Q/A report, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as believe, expect, anticipate, intend, plan, and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in Factors Affecting Future Results and elsewhere in this Form 10-Q/A. These forward-looking statements speak only as of the date of this Form 10-Q/A, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this Form 10-Q/A. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

     Construction in progress-Sunnyvale property. Emerging Issues Task Force No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. Therefore, we have recorded such building costs related to the Sunnyvale lease as construction in progress with a corresponding obligation for construction in progress.

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

     As of September 28, 2002, we have pledged $40.9 million of our investment securities as collateral for specified obligations under our Sunnyvale leases for two buildings totaling approximately 340,000 square feet that are being constructed in Sunnyvale, California. Of the $40.9 million pledged in relation to the Sunnyvale leases, $17.0 million is designated by the Sunnyvale leases to be utilized for tenant improvements. The remaining portion of the pledged investment represents a security deposit on the property. As of September

28, 2002, there was also $3.3 million pledged as collateral for lease payments for various other leases expiring between August 2004 and June 2008, as well as foreign taxes.

     In February 2001, we entered into two operating lease agreements for a new corporate headquarters, consisting of approximately 340,000 square feet, to be constructed in Sunnyvale, California. Both leases had initial terms of twelve years with options to renew for an additional six years, subject to certain conditions.

     In fiscal 2002, we determined that our existing office space was adequate to meet our current requirements and that we no longer needed additional office space. Accordingly, we entered into negotiations with the landlord to buy-out or restructure the Sunnyvale leases. In January 2003, we and the landlord entered into an agreement to restructure these lease obligations.

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

     As a result of the application of the provisions of EITF 97-10, we are considered to be the owner (for accounting purposes only) of the buildings subject to the original Sunnyvale leases, during the construction period. The application of the provisions of EITF 97-10 has resulted in the recording of approximately $97.3 million as construction in progress, with a corresponding obligation for construction in progress of $97.3 million as of September 28, 2002.

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

Date: February 11, 2003	HANDSPRING, INC.

	By:	/s/WILLIAM R. SLAKEY William R. Slakey Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

OFFICER CERTIFICATION

I, Donna L. Dubinsky, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Handspring, Inc.

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

OFFICER CERTIFICATION

I, William R. Slakey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Handspring, Inc.

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

Date: February 11, 2003

By:	/s/ WILLIAM R. SLAKEY William R. Slakey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.16	Master Purchase Agreement For Subscriber Equipment between Sprint Spectrum L.P. and Handspring, Inc., dated March 14, 2002 ††*
10.19	Master Purchase Agreement between AirPrime, Inc. and Handspring, Inc., dated September 10, 2002 ††*

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

*	Filed with the Form 10-Q on November 12, 2002 and incorporated herein by reference.