Form 10-Q
period 2003-03-29
HANDSPRING INC
filed 2003-05-13
CIK 1091822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     As of April 30, 2003 there were 148,299,980 shares of the Registrant’s common stock outstanding.

HANDSPRING, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HANDSPRING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2003	June 29, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,200	$85,554
Short-term investments	8,006	15,235
Accounts receivable, net	536	20,491
Prepaid expenses and other current assets	3,718	3,667
Inventories	5,766	20,084
Restricted investments for committed tenant improvements and other	11,131	—

Total current assets	74,357	145,031
Restricted investments	—	49,482
Property and equipment, net	6,966	12,478
Construction in progress-Sunnyvale tenant improvements	—	6,614
Construction in progress-Sunnyvale property	13,982	73,979
Other assets	4,089	2,570

Total assets	$99,394	$290,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,820	$44,490
Non-cash obligations for construction in progress-Sunnyvale property	—	73,979
Provision for committed tenant improvements and other	11,131	—
Accrued liabilities	38,922	48,779

Total current liabilities	64,873	167,248

Long-term liabilities:
Non-cash obligations for construction in progress-Sunnyvale property	13,982	—
Sunnyvale note payable	2,300	—
Stockholders’ equity:
Common stock	148	143
Additional paid-in capital	425,844	419,256
Deferred stock compensation	(2,500)	(9,468)
Accumulated other comprehensive loss	(1,011)	(793)
Accumulated deficit	(404,242)	(286,232)

Total stockholders’ equity	18,239	122,906

Total liabilities and stockholders’ equity	$99,394	$290,154

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

		(unaudited)
Revenue	$30,848	$59,715	$132,793	$191,641

Costs and operating expenses:
Cost of revenue	25,250	54,241	100,926	168,934
Research and development	5,734	6,340	16,510	19,318
Selling, general and administrative	13,069	18,993	51,761	66,679
Amortization of deferred stock compensation and intangibles (*)	1,730	4,510	6,968	16,476
Sunnyvale lease restructuring	75,931	—	75,931	—

Total costs and operating expenses	121,714	84,084	252,096	271,407

Loss from operations	(90,866)	(24,369)	(119,303)	(79,766)
Interest and other income, net	470	809	1,531	4,520

Loss before taxes	(90,396)	(23,560)	(117,772)	(75,246)
Income tax provision	38	100	238	950

Net loss	$(90,434)	$(23,660)	$(118,010)	$(76,196)

Basic and diluted net loss per share	$(0.62)	$(0.18)	$(0.81)	$(0.61)

Shares used in calculating basic and diluted net loss per share	146,657	134,903	144,815	124,568

(*) Amortization of deferred stock compensation and intangibles:
Cost of revenue	$228	$582	$919	$2,107
Research and development	335	1,030	1,415	3,836
Selling, general and administrative	1,167	2,898	4,634	10,533

	$1,730	$4,510	$6,968	$16,476

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	March 29,	March 30,
	2003	2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(118,010)	$(76,196)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,370	6,324
Amortization of deferred stock compensation and intangibles	6,968	16,476
Amortization of premium or discount on available-for-sale securities, net	49	58
Gain on sale of available-for-sale securities	—	(784)
Write-off of fixed assets	411	—
Write-off of leases	536	—
Sunnyvale lease restructuring	75,931	—
Changes in assets and liabilities:
Accounts receivable	20,004	(12,818)
Prepaid expenses and other current assets	(2,015)	14,867
Inventories	14,355	(4,857)
Other assets	653	62
Accounts payable	(26,232)	(11,247)
Accrued liabilities	(7,821)	(19,107)

Net cash used in operating activities	(28,801)	(87,222)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,989)	(69,989)
Sales and maturities of available-for-sale securities	8,950	118,862
Reduction of pledged investments	38,350	—
Purchases of property and equipment and construction in progress-Sunnyvale tenant improvements	(12,855)	(5,904)

Net cash provided by investing activities	32,456	42,969

Cash flows from financing activities:
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	—	46,972
Proceeds from issuance of common stock	2,901	3,905
Repurchase of common stock	(55)	—
Repayment of obligations for construction in progress	(47,219)	—
Principal payments on notes payable	(100)	—

Net cash provided by (used in) financing activities	(44,473)	50,877

Effect of exchange rate changes on cash	464	(641)

Net increase (decrease) in cash and cash equivalents	(40,354)	5,983
Cash and cash equivalents:
Beginning of period	85,554	87,580

End of period	$45,200	$93,563

Supplemental non-cash investing and financing activities:
Issuance of warrants for lease restructurings	$3,749	—

Issuance of notes payable for Sunnyvale lease restructuring	$4,000	—

See accompanying notes to condensed consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature except as discussed herein) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended June 29, 2002 contained in our 10-K/A filed on February 12, 2003. The results of operations for the three and nine months ended March 29, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the Saturday closest to June 30, and each fiscal quarter ends on the Saturday closest to the end of each calendar quarter.

     Certain prior period balances have been reclassified to conform to current period presentation. In addition, certain current period balances have been reclassified subsequent to our April 15, 2003 press release reporting our results for the quarter ended March 29, 2003.

2. Recently Issued Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Handspring adopted this standard, which did not have an impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Handspring currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion 25. Handspring adopted SFAS 148 in the third quarter of fiscal year 2003 and has included the new disclosure requirements in these notes to the condensed consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net loss	$(90,434)	$(23,660)	$(118,010)	$(76,196)

Basic and diluted:
Weighted average common shares outstanding	146,900	142,205	145,353	135,559
Weighted average common shares subject to repurchase	(243)	(7,302)	(538)	(10,991)

Weighted average common shares used to compute basic and diluted net loss per share	146,657	134,903	144,815	124,568

Basic and diluted net loss per share	$(0.62)	$(0.18)	$(0.81)	$(0.61)

     Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive (in thousands):

	March 29,	March 30,
	2003	2002

Common stock subject to repurchase	165	5,502
Shares issuable under stock options	22,952	28,670
Shares issuable under warrants	9,150	—

     The weighted average repurchase price of unvested stock was $0.59 and $0.07 as of March 29, 2003 and March 30, 2002, respectively. The weighted-average exercise price of stock options outstanding was $1.17 and $10.73 as of March 29, 2003 and March 30, 2002, respectively. As part of our lease restructurings, in the third quarter of fiscal year 2003 we issued warrants to purchase a total of 10.2 million shares of common stock. The weighted-average exercise price of warrants outstanding was $1.08 as of March 29, 2003.

4. Inventories

     The components of inventories are as follows (in thousands):

	March 29,	June 29,
	2003	2002

Raw materials	$—	$380
Finished goods	5,766	19,704

	$5,766	$20,084

5. Construction in progress-Sunnyvale property

     Under Emerging Issues Task Force 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner (for accounting purposes only) of the buildings subject to the Company’s Sunnyvale leases, during the construction period. The application of the provisions of EITF 97-10 has resulted in the inclusion of $14.0 million as construction in progress with a corresponding non-cash obligation for construction in progress of $14.0 million as of March 29, 2003.

6. Lease restructurings

     On January 29, 2003, the Company restructured the leases that were entered into in February 2001 for two new buildings under construction in Sunnyvale, California (the “Sunnyvale leases”).

     The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expenses of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. Including annual increases, the Company estimates that the total obligation to the landlord would have been approximately $350 million over 12 years. The Company also had obligations totaling approximately $5.3 million to a contractor who was constructing the tenant improvements in the buildings.

     Some time after entering into the Sunnyvale leases, the Company determined that there was no longer a need for additional office space. It attempted to sublet the buildings with the help of a commercial realtor, but due to the substantial decline in the demand for commercial real estate in Silicon Valley, no subtenants could be secured. Consequently, the Company entered into negotiations with the landlord to restructure the Sunnyvale leases.

     As a result of this restructuring, a charge of $75.9 million was taken in the third quarter of fiscal 2003. The components of this charge include $15.3 million paid from cash, cash equivalents and short-term investments, $40.9 million paid from the release of certain letters of credit which had secured the obligations under the Sunnyvale leases, $5.0 million for future lease payments and note payable obligations, $3.7 million for warrants to purchase 10 million shares of common stock, $10.4 million net write-off of tenant improvements and rent expenses and $600,000 for legal fees and expenses. Of the $40.9 million of restricted cash, the landlord has drawn down $31.9 million. A provision for the remaining $9.0 million has been set up to account for this commitment. Of the $5.0 million obligation for future lease and note payable payments, $4.0 million will be paid over the next five years in monthly installments of principal and interest, and $1.0 million without interest will be paid in a lump sum on January 28, 2004, all pursuant to the terms of the Amended and Restated Lease Agreement that was entered into in connection with the restructuring. This restructuring also resulted in the impairment of construction in progress for the Sunnyvale property and the corresponding liability.

     On January 31, 2003, the Company amended its lease agreement with EOP-Industrial, Portfolio, LLC for the leased property located in Mountain View, California. As a result of this amendment, in the third quarter of fiscal 2003, Handspring surrendered a letter of credit for $2.1 million held in the landlord’s name, for which a corresponding provision has been set up to account for this commitment, and a security deposit of $200,000. Handspring also issued warrants to purchase 150,000 shares of common stock valued at $46,500.

7. Commitments and Guarantees

     The Company leases its facilities under various operating leases, which expire through February 2011. As a result of the lease restructurings, as detailed in Note 6, the Company’s future minimum lease commitments have been significantly reduced. As of March 29, 2003 the future minimum lease commitments under all operating leases were as follows (in thousands):

Fiscal Years Ending

2003 (three months)	$920
2004	2,678
2005	1,202
2006	927
2007	713
Thereafter	768

Total minimum lease payments	$7,208

Product Warranties

     The Company accrues for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods up to one year. The following table summarizes the activity related to the product warranty liability, included in accrued liabilities, during the nine-months ended March 29, 2003 (in thousands):

Amount of Liability

Balance at June 29, 2002	$14,436
Accrual for warranties issued during the period	6,405
Payments	(8,574)

Balance at March 29, 2003	$12,267

8. Deferred Stock Compensation

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

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss:
As reported	$(90,434)	$(23,660)	$(118,010)	$(76,196)
Pro forma	$(91,691)	$(36,551)	$(122,896)	$(125,883)
Basic and diluted net loss per share:
As reported	$(0.62)	$(0.18)	$(0.81)	$(0.61)
Pro forma	$(0.63)	$(0.27)	$(0.85)	$(1.01)

9. Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net loss	$(90,434)	$(23,660)	$(118,010)	$(76,196)
Other comprehensive loss:
Unrealized loss on securities	(41)	(161)	(219)	(196)
Foreign currency translation adjustments	(55)	8	1	(1,330)

Comprehensive loss	$(90,530)	$(23,813)	$(118,228)	$(77,722)

10. Business Segment Reporting

     The Company operates in one operating segment; handheld computing, which includes integrated wireless devices, with its headquarters and most of its operations located in the United States. The Company also conducts sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Revenue from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Revenue:
North America	$27,072	$48,292	$107,249	$166,820
Rest of the world	3,776	11,423	25,544	24,821

Total	$30,848	$59,715	$132,793	$191,641

		June 29,
	March 29, 2003	2002

Long-Lived Assets:
North America	$23,231	$92,632
Rest of the world	581	1,847

Total	$23,812	$94,479

     Long-lived assets does not include securities included in other assets in the amount of $1.2 million and $1.1 million for the nine months ended March 29, 2003 and fiscal year ended June 29, 2002, respectively.

11. Litigation

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Handspring filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that it does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted the Company’s motion for summary judgment finding that the Company did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling, to which the Company has filed a response. On January 6, 2003, the case was referred to a newly appointed district judge, who will review and rule upon NCR’s objection. The Company asserts that NCR’s allegations are without merit, and intends to defend itself vigorously.

     On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent, No. 6,058,304. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part the Company’s summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part. The Company asserts that DataQuill’s allegations are without merit, and intends to defend itself vigorously.

     On August 13, 2001, Handspring and two of our officers were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. The complaints assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Handspring and two of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Handspring’s initial public offering. The Company has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with Handspring’s initial public offering. Neither Handspring nor its officers have responded to the complaints. These cases have been consolidated with many cases brought on similar grounds against other parties in the United States District Court for the Southern District of New York. The Handspring officers named as defendants have been dismissed from these cases by court order.

     On September 18, 2002, Research in Motion (RIM) filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint sought unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. The parties have signed an agreement under which Handspring has licensed certain RIM keyboard patents. In conjunction with that agreement, the matter was dismissed by court order on March 20, 2003.

     On September 30, 2002, Digicom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tektronix, Inc. in the United States District Court for the Eastern District of California. The complaint alleged infringement of one U.S. patent. The complaint sought unspecified compensatory and treble damages. The Company sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios, who vigorously contested Digcom’s allegation. The Company was dismissed from the suit by court order on April 9, 2003.

     On November 6, 2002, MLR, LLC filed an amended complaint in a patent lawsuit that had been pending against other defendants, adding, among others, Handspring as a defendant. The case is pending in the United States District Court for the Northern District of Illinois, no. 02-CV-2898. As to Handspring, the complaint alleges infringement of one U.S. patent. On February 5, 2003, the Company filed an answer in the Illinois case denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. This second case has been stayed pending a ruling on MLR’s motion before the Joint Panel on Multidistrict Litigation to consolidate various cases relating to the patent in question. The Company asserts that MLR’s allegations are without merit, and intends to defend itself vigorously.

     On February 28, 2003, Credit Suisse First Boston Corporation and approximately 50 of its clients, including Handspring, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint also names as defendants numerous officers of CSFB and its clients including one current and one former Handspring officer. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Handspring and/or its named current and former officers, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 15 of the Securities Act of 1933, as amended. Handspring has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with its underwriters in connection with its initial public offering. Neither Handspring nor our officers have responded to the complaints.

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

Overview

     We were incorporated in July 1998 to develop innovative handheld computers. Shipments of our first Visor handheld organizers began in October 1999. As a result of significant adverse changes in the handheld computing market, including lower demand and compressed gross margins, in the fourth quarter of fiscal 2001 we began to shift our strategic focus toward the potentially high growth market for integrated devices offering voice, data, email and personal information management. As of the completion of the third quarter of fiscal 2003, we had substantially completed this transition.

     We shipped our first communicator product, the GSM Treo 180, in December 2001, and subsequently have shipped the GSM/GPRS Treo 270 and the Sprint CDMA Treo 300. We also have evolved our business strategy to focus on strategic relationships with wireless carriers to create custom versions of our communicator products tailored for their networks. Strategic carrier partners give us significant purchase commitments in exchange for our customized development and integration services. For the current generation of Treo, we have worked with both Sprint PCS and T/Mobile in the U.S. as strategic carrier partners. In addition, we recently announced the addition of Orange SA in Europe as a strategic carrier partner for our next generation product. We believe that a communicator focused product strategy, along with a partnership-based carrier strategy, will give Handspring the potential to become a leader in a potentially large, new category of computing and communications devices.

Significant Accounting Policies

     The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ materially from these estimates. The following significant accounting policies are impacted by judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

     Revenue recognition. Revenue to date is comprised almost entirely of sales of our organizers and communicators. Retail and carrier sales orders are placed in our internal order processing system. Product orders placed by end user customers are received via our Web site or over the telephone via our third-party customer support partner. All orders are then transmitted to our logistics partners. We recognize revenue when a purchase order has been received, the product has been shipped, title has transferred to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales of our handheld communicators also may include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. No significant post-delivery obligations exist with respect to revenue recognized.

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

     Cash and cash equivalents and short-term investments. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

     All short-term investments are classified as available-for-sale securities and are stated at market value with any temporary difference between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis.

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

     Construction in progress-Sunnyvale property. Emerging Issues Task Force No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. Therefore, we have recorded such building costs related to the Sunnyvale leases as construction in progress with a corresponding non-cash obligation for construction in progress.

Results of Operations

     Revenue. Revenue for the third quarter of fiscal 2003 was $30.8 million compared with $59.7 million for the same quarter of the previous fiscal year, a decline of $28.9 million or 48%. Revenue for the first nine months of fiscal 2003 was $132.8 million compared with $191.6 million during the same period of the previous fiscal year, a decline of $58.8 million or 31%. Revenue decreased during the quarter and nine month period primarily due to the decline in unit shipments of our organizers as we have transitioned our product development and marketing efforts from organizer products to communicator products. The decrease in revenue was offset in part by revenue generated from Treo communicators. Our communicator products represented 69% of the net revenue for the third quarter of fiscal 2003, or $21.1 million, compared with 37%, or $22.1 million, for the third quarter of fiscal 2002, and 68% of the net revenue for the first nine months of fiscal 2003, or $90.6 million, compared with 12%, or $23.8 million, for the first nine months of fiscal 2002. Revenues from Sprint account for a substantial portion of communicator revenue for the third quarter and nine month period of fiscal year 2003.

     Revenue outside North America declined to 12% of revenue during the third quarter of fiscal 2003 from 19% during the same period of the previous fiscal year primarily due to the rescaling of our international infrastructure. Revenue outside North America increased to 20% of revenue during the first nine months of fiscal 2003 from 13% during the same period of the previous fiscal year, primarily due to the introduction of communicator products and our entry into Latin America and China.

     Cost of revenue. Cost of revenue was $25.3 million for the third quarter of fiscal 2003 compared to $54.2 million for the same quarter of the previous fiscal year. For the first nine months of fiscal 2003 and 2002, cost of revenue was $100.9 million and $168.9 million, respectively. Excluding the amortization of deferred stock compensation, gross margins increased from 9% during the third quarter of fiscal 2002 to 18% during the third quarter of fiscal 2003, and from 12% during the first nine months of fiscal 2002 to 24% during the first nine months of fiscal 2003. This increase was primarily attributable to the increase in communicator sales, which typically have higher gross margins than our organizer products. Gross margins may be affected adversely by new product introductions by our competitors, competitor pricing actions, higher inventory balances, warranty expenses and charges for excess and obsolete products. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions, seasonal effects, promotional funding and timing and amount of carrier subsidies.

     Research and development. Research and development expenses decreased to $5.7 million during the third quarter of fiscal 2003 from $6.3 million during the same quarter of the previous fiscal year, and decreased to $16.5 million during the first nine months of fiscal 2003 from $19.3 million during the same period of fiscal 2002. The decline in research and development for the third quarter of fiscal 2003 compared to the same period for the prior year was due to the timing of projects and reductions in our workforce. In addition to these third quarter changes, the decrease in the first nine months of fiscal 2003 compared to the same period of the prior year was also due to $1.3 million in carrier-reimbursed development costs. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communicator products.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $13.1 million and $51.8 million during the third quarter and the first nine months of fiscal 2003, respectively, from $19.0 million and $66.7 million during the same periods of the previous fiscal year. The decreases were primarily due to general cost reductions made company-wide, including reductions in advertising and marketing activities and reductions in our workforce. This reduction was partially offset by a restructuring charge taken during the first quarter of fiscal 2003 to align our expenses with the current size of the company. This charge included severance expenses associated with headcount reductions for both U.S. and European operations, and the write-off of leases and capital equipment for our European operations. We will continue to reduce any expenses that do not serve our key goals in order to manage costs.

     Amortization of deferred stock compensation and intangibles. We recognized $1.7 million of amortization of deferred stock compensation and intangibles during the third quarter of fiscal 2003 compared with $4.5 million during the third quarter of fiscal 2002, and $7.0 million during the first nine months of fiscal 2003 compared with $16.5 million during the same period of fiscal 2002. These amounts are primarily related to the stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004.

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

     Future amortization of deferred stock compensation is estimated to be $1.2 million and $1.3 million for the remainder of fiscal year 2003 and fiscal year 2004, respectively. However, the amortization of deferred stock compensation and intangibles may be higher than these expected amounts if we acquire additional companies or technologies.

Sunnyvale restructuring. On January 29, 2003, we restructured the Sunnyvale leases that we entered into in February 2001 for two new buildings under construction in Sunnyvale, California (the “Sunnyvale leases”).

     The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expenses of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. Including annual increases, we estimate that the total obligation to the landlord would have been approximately $350 million over 12 years. We also had obligations totaling approximately $5.3 million to a contractor who was constructing the tenant improvements in the buildings.

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

     As a result of this restructuring, we took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge include $15.3 million paid from our cash, cash equivalents and short-term investments, $40.9 million paid from the release of certain letters of credit which had secured our obligations under the Sunnyvale leases, $5.0 million for future lease payments and note payable obligations, $3.7 million for warrants to purchase 10 million shares of common stock, $10.4 million net write-off of tenant improvements and rent expenses and $600,000 for legal fees and expenses.

     Interest and other income, net. Interest and other income, net, decreased to $470,000 during the third quarter of fiscal 2003 from $809,000 during the same quarter of fiscal 2002, and decreased to $1.5 million during the first nine months of fiscal 2003 from $4.5 million during the same period of the previous year. The decreases in both periods were primarily attributable to lower average cash balances and lower interest rates during fiscal 2003 compared to fiscal 2002. In addition, the first nine months of fiscal 2002 included gains on available-for-sale securities. Also included within this line item are gains and losses from fluctuations in foreign currency exchange rates. These fluctuations caused losses, which offset interest income earned on our cash and investment balances during the third quarter of both fiscal 2002 and 2003. During the first nine months of fiscal 2003 we recorded losses from fluctuations in foreign currency exchange rates, which offset the interest income compared to previous year gains. We have in the past entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We will continue to assess the need to utilize financial instruments to hedge currency exposures.

     Income Tax Provision. The provision for income taxes consists of foreign taxes related to our business outside of the United States of America. The provision for income taxes decreased to $38,000 during the third quarter of fiscal 2003 from $100,000 during the third quarter of fiscal 2002, and to $238,000 during the first nine months of fiscal 2003 from $950,000 during the same period of fiscal 2002. The decreases during fiscal 2003 are due to a decrease in the level of our operations outside of the United States.

     No provision for federal and state income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

     As of March 29, 2003, we had cash and cash equivalents and short-term investments of $53.2 million, down $47.6 million from the balances as of June 29, 2002. The decrease was primarily attributable to the cash used for operations and for settlement of the Sunnyvale leases, partially offset by a reduction of restricted investments pledged under the Sunnyvale leases.

     During the first nine months of fiscal 2003, we used $28.8 million of cash for operating activities. This usage was primarily attributable to our net loss during the nine month period, offset by non-cash charges for depreciation and amortization, amortization of deferred stock compensation and intangibles and the Sunnyvale lease restructuring. A decrease in our current liabilities contributed to this usage, but was offset by a decrease in accounts receivable and inventories that resulted from lower business volumes. During the first nine months of fiscal 2002, we used $87.2 million of cash for operating activities. This usage was primarily attributable to our net loss during the nine month period, offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation and intangibles. An increase in our accounts receivable, due to a large number of shipments at the end of the third quarter of fiscal 2002, and a decrease in current liabilities contributed to this usage. In October 2001, we changed our business practice with one of our logistics partners, whereby we now own all product inventory held at their facilities. This change in practice caused a decrease in prepaid expenses, and an increase in inventory on the balance sheet during the first nine months of fiscal 2002.

     Net cash provided by investing activities during the first nine months of fiscal 2003 was $32.5 million, consisting primarily of a reduction of pledged investments for our Sunnyvale lease restructuring and cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment. Net cash provided by investing activities during the first nine months of fiscal 2002 was $43.0 million, consisting primarily of cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and, to a much lesser extent, property and equipment.

     Net cash used in financing activities was $44.5 million during the first nine months of fiscal 2003, primarily due to the repayment of obligations for construction in progress related to our Sunnyvale lease restructuring, partially offset by cash received upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program. Net cash provided by financing activities was $50.9 million during the first nine months of fiscal 2002, primarily from the public sale of our common stock and a $10.0 million investment from QUALCOMM Incorporated. We also received $3.9 million upon the issuance of common stock for stock option exercises and for purchases under our employee stock purchase program during this period.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, we believe that it is prudent to raise additional funds through public or private debt or equity financing, and we are actively pursuing such financing. If our revenues are lower or our expenses are higher than we anticipate, or if inventory, accounts receivable, or other assets require a greater use of cash than we anticipate, our resources may prove to be insufficient for working capital and capital expenditure requirements. In addition, existing and potential customers and vendors may take actions that could further harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, additional financing may not be available on terms acceptable to us, or at all. If adequate funds are not available our business could be harmed.

Factors Affecting Future Results

If we are not successful in the development and introduction of new communicator products and related services, our business would be substantially harmed.

     The market for our communicator products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. Wireless carriers significantly affect the ability of device manufacturers such as Handspring to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our communicator products in response to changes in technology, industry standards or carrier requirements, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

•	use leading technologies effectively;

•	continue to develop our technical expertise, particularly with wireless technologies;

•	enhance our current products and develop new products that meet changing customer needs and carrier requirements;

•	timely develop products that meet carrier product planning cycles;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	certify our wireless products for use on carrier networks;

•	adjust the prices of our existing products to increase demand; and

•	influence and respond to emerging industry standards, technological changes and carrier requirements.

     We cannot guarantee that we will be able to introduce new products on a timely or cost-effective basis, that our new products will meet carrier requirements, or that customer demand will meet our expectations. If we are unsuccessful in developing and introducing new products and services or improving existing products that are appealing to carriers and end user customers, our business and operating results would be negatively impacted.

We are highly dependent on wireless carriers for the success of our Treo communicator products.

     The success of our Treo communicators, and the success of our business strategy, is highly dependent on our ability to establish new relationships, and build on our existing relationships, with strategic domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of Treo. Factors that are largely within the control of wireless carriers but which are important to the success of our Treo communicators, include:

•	the wireless carriers’ interest in testing Treo on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with Treo;

•	the degree to which wireless carriers will facilitate the successful introduction of Treo and actively promote, distribute and resell Treo;

•	the extent to which wireless carriers will require specific hardware and software features on Treo communicators to be used on their networks;

•	the timely build out of advanced wireless carrier networks such as General Packet Radio Services (GPRS) and 1xRTT, which are expected to enhance the user experience for email and other services through higher speed and “always on” functionality;

•	the extent to which wireless carriers will sell and promote competitive products over Treo;

•	the conditions imposed on us in our agreements with wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in certain markets;

•	the wireless carriers’ pricing requirements and subsidy programs; and

•	the pricing and terms of voice and data rate plans that the wireless carriers will offer for use with Treo. For example, flat data rate pricing plans offered by some carriers may expose us to risk. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of Treo, such plans may not allow Treo to contribute as much average revenue per user (ARPU) to carriers as when they were pricing incrementally, and therefore reduces our differentiator from other products.

Our relationship with Sprint is particularly important to the success of our business.

     In August 2002, we began selling the Treo 300, a jointly developed and co-labeled CDMA version of the Treo communicator that operates on Sprint’s 3G network. The Treo 300 is principally sold and promoted by Sprint and sales of this product constituted a substantial portion of our revenues for the third quarter, and will represent a significant portion of our revenues for the remainder of the fiscal year. Since the Treo 300 is customized for the Sprint network, Handspring currently manufactures the product only in volumes that are supported by Sprint purchase orders or if Sprint assumes financial liability for long lead time components. If Sprint does not sell and promote the product to the extent we anticipate, future purchase orders from Sprint may be deferred and our business will be substantially harmed. In addition, our dependency on Sprint may cause our revenue to fluctuate, as it is highly dependent on product purchased by Sprint and such sales may be affected due to the timing of Sprint’s product launches.

As we build strategic relationships with wireless carriers, we will be exposed to significant fluctuations in revenue.

     Because of their large sales channels, strategic carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending upon customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with new and existing strategic partners, our revenue will be subject to fluctuation based upon the timing of carrier product launches as well as customer demand and carrier inventory requirements.

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

     Our accumulated deficit as of March 29, 2003 was $404.2 million. We had net losses of $118.0 million during the nine months ended March 29, 2003 and $76.2 million during the same period of the previous fiscal year. As of March 29, 2003, we had a total of $2.5 million of deferred compensation to be amortized, with $1.2 million to be amortized in the remaining quarter of fiscal year 2003 and $1.3 million to be amortized in fiscal year 2004. We expect these net losses to continue.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, we believe that it is prudent to raise additional funds through public or private debt or equity financing, and we are actively pursuing such financing. If our revenues are lower or our expenses are higher than we anticipate, or if inventory, accounts receivable, or other assets require a greater use of cash than we anticipate, our resources may prove to be insufficient for working capital and capital expenditure requirements. In addition, existing and potential customers and vendors may take actions that could further harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all. If adequate funds are not available our business could be harmed.

Our Treo communicator products present many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control.

     The development and production of our Treo wireless communicator products presents many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control. Factors that could affect the success of our communicator products include:

•	our dependence on third parties to supply components, such as AirPrime which provide radios for our CDMA based Treo communicators;

•	our ability to manufacture our Treo products in sufficient volumes on a timely basis;

•	the type of distribution channels where Treo will be available;

•	our ability to forecast demand accurately, especially for products such as Treo communicators which are in a new product category for which relevant data is incomplete or not available;

•	the end user price of Treo; and

•	the extent of consumer acceptance of this new product category, which combines multiple functions in a pocket sized device.

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

We depend heavily on our license from PalmSource. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to remain competitive, or a unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business.

     Our license of the Palm OS operating system from PalmSource is critical for the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources. Our business could be seriously harmed if:

•	we were to breach the license agreement and PalmSource terminated the license;

•	PalmSource were to be acquired and the acquiring company was not as strategically aligned with us as PalmSource even though it would be obligated to honor our license agreement; or

•	PalmSource does not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform.

     Palm has announced its intention to spin-off PalmSource, now a wholly owned subsidiary, as a separate and publicly traded company in 2003. Our business would be harmed if PalmSource is not able to successfully implement its business strategy or is otherwise unsuccessful as a standalone company. If the spin-off does not occur, Palm’s business could suffer due to the difficulties of recombining the two companies which in turn could adversely affect Palm OS licensees, including Handspring.

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

     PalmSource is a defendant in several intellectual property lawsuits involving the Palm OS operating system, such as the lawsuit against Palm brought by Xerox Corporation alleging that the Graffiti handwriting recognition system infinges a Xerox patent. Although we are indemnified by Palm for damages arising from such lawsuits, we could still be adversely affected by a determination adverse to Palm as a result of market uncertainty or product changes that could arise from such a determination.

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

     Some components, such as power supply integrated circuits, radios, microprocessors and certain discrete components, come from sole or single source suppliers. For example, AirPrime is the sole supplier of certain wireless technology components for our Treo 300 communicator. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, we might not be able to maintain timely and cost-effective production of our products. This problem is compounded when the sole or single source supplier is facing financial difficulties and the possibility of discontinuing its operations.

     Many of our suppliers are located in Asia. The recent outbreak of SARS could impact the ability of our Asian suppliers, particularly those located in China, to provide necessary components for our products if they are required to suspend, reduce or close operations in light of the outbreak.

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

     The markets for wireless communication products are highly competitive and we expect competition to increase. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

     We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products, limit the opportunities to participate in carrier product planning cycles, cause intense price competition and result in reduced gross margins and lower our market share. We cannot be sure that we will have sufficient resources or that we will be able to make the technological advances and establish the carrier relationships necessary to be competitive.

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

     Seasonal variations in our sales may lead to fluctuations in our quarterly operating results. In the past, we experienced seasonality in the sales of our organizer products with increased demand typically occurring in our second fiscal quarter due in part to increased consumer spending on electronic devices during the holiday season. It is not yet known whether we will experience similar patterns of seasonal demand fluctuations with our communicator products, which tend to be purchased by carriers at times necessary to meet product launch windows.

Fluctuations in our quarterly revenues and operating results might lead to reduced prices for our stock.

     We began selling our Visor organizer and generating revenue in the quarter ended January 1, 2000. We began volume shipments of our Treo communicator products during the quarter ended March 30, 2002. We have largely completed the transition from a company primarily focused on organizers, to a company primarily focused on the emerging market for handheld communicators. Given the shift in our focus from organizers to communicators, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. In addition, we recently adopted the policy of providing guidance to investors on anticipated business events or issues, however we no longer provide numeric guidance for anticipated financial results. In some future periods, our results of operations could be below the expectations of investors and public market analysts. In this event, the price of our common stock would likely decline.

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

     Our products are complex and must meet stringent user requirements. We must develop our products quickly to keep pace with the rapidly emerging communicator market. Products as sophisticated as ours are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. For example, any such undetected errors or defects in our Treo communicator line of products could adversely impact market acceptance of these products, which would hurt our business. We may experience delays in releasing new products or producing them in significant volumes as problems are corrected.

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

     In July 2002, we discovered a defect in a component of the backlight assembly in some Treo 90 and Treo 270 products, which can render the backlight inoperable. While we believe most of our Treo 90 and Treo 270 products will not experience this problem, we decided to screen all units in our inventory for the defective component, and built new products with verified components. As a cautionary measure, we suspended shipments of Treo 90 and Treo 270 for a period of approximately two weeks.

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

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer, and Edward T. Colligan, our President and Chief Operating Officer. The loss of the services of any of these or any of our other senior level management or other key employees could harm our business.

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

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted Handspring’s motion for summary judgment finding that Handspring did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling, to which the Company has filed a response. On January 6, 2003, the case was referred to a newly appointed district judge, who will review and rule upon NCR’s objection. The Company asserts that NCR’s allegations are without merit and intends to defend itself vigorously.

     On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent, No. 6,058,304. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part the Company’s summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part. The Company asserts that DataQuill’s allegations are without merit, and intends to defend itself vigorously.

     On November 6, 2002, MLR, LLC filed an amended complaint in a patent lawsuit that had been pending against other defendants, adding, among others, Handspring as a defendant. The case is pending in the United States District Court for the Northern District of Illinois, no. 02-CV-2898. As to Handspring, the complaint alleges infringement of one U.S. patent. On February 5, 2003, the Company filed an answer in the Illinois case denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. This second case has been stayed pending a ruling on MLR’s motion before the Joint Panel on Multidistrict Litigation to consolidate various cases relating to the patent in question. The Company asserts that MLR’s allegations are without merit, and intends to defend itself vigorously.

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

     Our common stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the bid price of our common stock does not close at or above $1.00 per share for a minimum of ten consecutive trading days before September 2, 2003, Nasdaq may delist our common stock from the Nasdaq National Market. To avoid a delisting from the Nasdaq National Market, we may decide to take various measures including effecting a reverse split of our common stock or moving our stock listing to the Nasdaq Small Cap Market. Even if we undertake any such actions, we cannot be certain that any of these measures will enable us to avoid delisting. If our common stock were to be delisted our ability to generate new sales of our products might be adversely affected and existing customers and vendors may question our viability. In addition, the ability of our stockholders to sell any of our common stock could be severely limited if our common stock was delisted. As a result, the value of our common stock would likely decline.

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

     Changes in Internal Controls. There were no significant changes in our internal controls or to in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above. Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted the Company’s motion for summary judgment finding that the Company did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling, to which the Company has filed a response. On January 6, 2003, the case was referred to a newly appointed district judge, who will review and rule upon NCR’s objection. The Company asserts that NCR’s allegations are without merit and intends to defend itself vigorously.

     On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent, No. 6,058,304. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patent in the future. The Company filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that the Company does not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, the Company filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part the Company’s summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part. The Company asserts that DataQuill’s allegations are without merit, and intends to defend itself vigorously.

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

     On September 18, 2002, Research in Motion (RIM) filed suit against Handspring in the United States District Court for the District of Delaware. The complaint alleges infringement of one U.S. patent. The complaint sought unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patents in the future. The parties have signed an agreement under which Handspring has licensed certain RIM keyboard patents. In conjunction with that agreement, the matter was dismissed by court order on March 20, 2003.

     On September 30, 2002, Digcom, Inc. filed suit against the Company, Anritsu Company, Matsushita Electric Corporation of America, Mitsubishi Electric and Electronics USA Inc., Rohde & Schwartz, Inc., and Tektronix, Inc. in the United States District Court for the Eastern District of California. The complaint alleged infringement of one U.S. patent. The complaint sought unspecified compensatory and treble damages. The Company sought indemnification from Wavecom, Inc., the Company’s supplier of GSM radios, who vigorously contested Digcom’s allegation. The Company was dismissed from the suit by court order on April 9, 2003.

     On November 6, 2002, MLR, LLC filed an amended complaint in a patent lawsuit that had been pending against other defendants, adding, among others, Handspring as a defendant. The case is pending in the United States District Court for the Northern District of Illinois, no. 02-CV-2898. As to Handspring, the complaint alleges infringement of one U.S. patent. On February 5, 2003, the Company filed an answer in the Illinois case denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. This second case has been stayed pending a ruling on MLR’s motion before the Joint Panel on Multidistrcit Litigation to consolidate various cases relating to the patent in question. The Company asserts that MLR’s allegations are without merit, and intends to defend itself vigorously.

     On February 28, 2003, Credit Suisse First Boston Corporation and approximately 50 of its clients, including Handspring, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint also names as defendants numerous officers of CSFB and its clients including one current and one former Handspring officer. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Handspring and/or its named current and former officers, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 15 of the Securities Act of 1933, as amended. We have sought indemnification from our underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with our underwriters in connection with our initial public offering. Neither Handspring nor our officers have responded to the complaints.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Not applicable

(b) Reports on Form 8-K.

     On January 31, 2003, we filed a report on Form 8-K describing the restructuring of the Sunnyvale leases.

On March 3, 2003, we filed a report on Form 8-K stating that on February 14, 2003, the Strauss-Hawkins Trust and the Redwood Neuroscience Institute adopted stock trading plans in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934. Jeffrey C. Hawkins, Handspring’s Chairman and Chief Product Officer is a trustee of the Strauss-Hawkins Trust and he is Chairman and Executive Director of the Redwood Neuroscience Institute.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003	HANDSPRING, INC.

By:	/s/ William R. Slakey

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “ Evaluation Date ”); and

     c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Donna L. Dubinsky
Donna L. Dubinsky
Chief Executive Officer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “ Evaluation Date ”); and

     c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ William R. Slakey
William R. Slakey
Vice President and Chief Financial Officer