Form 10-K
period 2003-06-28
HANDSPRING INC
filed 2003-08-29
CIK 1091822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

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
Stock Purchase Rights, $0.001 par value per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $85,667,000 as of the last business day of the Registrant’s most recently completed second fiscal quarter (December 28, 2002), based upon the closing price on the Nasdaq National Market reported for such date. The Registrant has not issued any non-voting stock.

      On July 26, 2003, approximately 148,642,451 shares of the Registrant’s common stock, $0.001 par value, were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

     None.

HANDSPRING, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business

      We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “strategy,” “plan,” “may,” “should,” “will,” “would” and similar expressions. These forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these risks and uncertainties, including those we discuss in Factors Affecting Future Results and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

      Our goal is to be a global leader in the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities in a single device. We refer to these devices as “communicators” or “smartphones.” We shipped our first communicator, the monochrome GSM Treo 180, in December 2001, and subsequently have shipped the color GSM/ GPRS Treo 270 and the color CDMA Treo 300. In June 2003, we announced the Treo 600 smartphone design, an integrated device with a smaller, more phone like form factor. Our current carrier partners include Sprint for the Treo 300 and 600; Orange for the Treo 600; and T-Mobile, AT&T Wireless and Cingular for the Treo 270.

      When Handspring was formed in July 1998, we focused on developing products for the handheld organizer market. In our fourth quarter of fiscal 2001, we began to shift our strategic focus to communicators due to a number of adverse changes in the handheld organizer market including lower demand, compressed gross margins and increased competition. As of the completion of our third quarter of fiscal 2003, we had substantially completed this strategic transition.

      On June 4, 2003, we announced that we had entered into a definitive agreement for Palm, Inc. to acquire us. Palm also announced that its board of directors had given final approval for the spin-off of PalmSource, Inc., its subsidiary responsible for developing and licensing the Palm operating system. Under the proposed terms of the transaction, and following the spin-off of PalmSource, our stockholders will receive 0.09 shares of Palm common stock — and no shares of PalmSource — for each share of Handspring common stock owned. Palm will issue approximately 13.9 million shares of Palm common stock to our stockholders on a fully diluted basis using the treasury stock method. As a result of the merger, our stockholders will own approximately 31% of the newly merged company on a fully diluted basis, and Palm’s stockholders will own approximately 69%. The value per share to be received by our stockholders will be based on the Palm share price following the spin-off of PalmSource. The spin-off of PalmSource will be completed immediately prior to the closing of the merger between Palm and Handspring. However, the merger with Palm is subject to specified closing conditions, and we cannot assure you that we will complete it. As part of the merger agreement, Palm has provided us with an up to $20.0 million secured credit facility.

      Following the completion of the merger with Palm, we believe the combined company will be a stronger competitor in the handheld computing and communications products markets. We believe the combined company will be well positioned to take advantage of future growth opportunities through increased scale and operational efficiency; offer a broad portfolio of mobile products ranging from entry level handhelds to smartphones; benefit from Palm’s brand and from strong retail distribution and carrier relationships; and have a highly experienced management team. The merger is scheduled to close in the fall of 2003, subject to certain conditions.

      We make available, free of charge, copies of our Securities and Exchange Commission (SEC) filings and submissions on our website, www.handspring.com, as soon as practicable after electronically filing or furnishing such documents with the SEC.

Products and Services

      Communicators and Smartphones. We design, manufacture and sell a line of integrated, handheld wireless devices that combine a mobile phone, an organizer based on the Palm operating system, and wireless applications such as messaging, Internet access and email, all in a shirt pocket size form factor. We call these devices communicators or smartphones.

      Today we sell the GSM/ GPRS Treo 270 and the CDMA Treo 300. The Treo 270 and 300 have a flip lid design and combine the following features:

•	A built-in, backlit QWERTY keyboard that allows the user to dial contacts by number or name, enter data and type messages.

•	A full-color 160 x 160 pixel display.

•	A wireless phone with call management features (e.g. speed dials, three way calling, call history), full integration with the user’s electronic Phone Book, and a personal speakerphone.

•	A Palm organizer with standard applications (e.g. Phone Book, Date Book, To Do List), HotSync synchronization, and the capability to run thousands of Palm OS based applications.

•	Wireless email and SMS (Short Message Service) capability.

•	The Handspring Blazer web browser for accessing a wide range of Internet websites.

      In June 2003, we announced the Treo 600 smartphone design, an integrated device with a smaller, more phone like form factor. The new design is the result of significant research and development focused on reducing size, maximizing the utility and ease of use of both phone and data functions, and minimizing trade-offs typically found in converged products. The unique domed key shape and layout of the keys make typing fast and simple even with the significantly reduced size of the product.

      The Treo 600 will be available in a dual-band CDMA version and a quad-band GSM/ GPRS version and is expected to be available this fall. The Treo 600 will have the following enhancements compared to the Treo 270 and 300:

•	A smaller QWERTY and numeric keyboard that nonetheless accommodates keys with more surface area and larger letters and numbers.

•	A faster processor and additional memory.

•	The Palm OS 5 operating system.

•	A brighter color display.

•	A five way navigation button for one handed use.

•	A built-in VGA camera.

•	A secure digital/ MMC expansion slot.

•	Improved battery life for longer talk time.

•	A new proxyless version of the Handspring Blazer web browser.

      We believe Treo communicators and smartphones are distinguished by several features from their competitors. First, Treo software has an easy-to-use interface that makes functions such as conference calling, caller ID, speed-dialing, call history and standard dialing, fast and intuitive. Second, the software has integrated the telephone functionality with the organizer functionality such that there is now a single application that contains both the phone book and the address book. As a result, users can use the integrated keyboard to quickly and easily look up and dial any name in a large address book just by typing a few letters of that name. Third, the small size of the Treo, particularly the Treo 600, allows it to easily fit into a shirt pocket or purse. Fourth, the Treo also comes with significant data services software: the Handspring Blazer Internet browser, an SMS messaging client and a POP3 email client. Finally, Treo is the smallest communicator designed for both voice and data services that includes an integrated alpha numeric physical keyboard.

      Third Party Applications. Handspring supports the development of third party applications for its Treo products through a program that provides developers with application program interfaces, access to technical documentation, online developer forums and other resources. One area of particular third party developer interest has been the extension of various mobile email and data access services to Treo devices. In July 2003, Handspring announced that Good Technology, Visto Corporation and SEVEN are planning to offer their respective wireless services on the Treo 600.

      Accessories. We offer a full line of accessories for our products. For example, we sell a selection of cases, a stylus pack, a car lighter adaptor and an optional cradle for our communicators. In addition, third parties offer a variety of accessories and software programs for our products.

Sales and Marketing

      We have worked to develop strong relationships with a variety of wireless carriers around the world including Sprint, T-Mobile, Cingular and AT&T Wireless in the United States and Orange in Europe. We work with carriers in different ways, depending on each carrier’s unique situation and requirements.

      Our most substantial carrier relationships are with Sprint in the United States and Orange in Europe. Sprint is a major customer for the Treo 300 and 600, accounting for 37% of net revenues in fiscal 2003. Orange will launch the Treo 600 in Europe this fall. The Sprint and Orange relationships include co-development, product customization for the carrier’s network, systems integration and joint marketing and sales. With these carriers, we typically build product quantities based on contractual commitments. Other carriers typically purchase non-customized, or only slightly customized, Treos whether from Handspring directly or from a Handspring distributor. For these carriers, we build product based on a combination of received purchase orders and our business forecasts.

      We also sell our products through select distribution, retail and online partners in the United States, Asia-Pacific, Canada, the Middle East and Europe and through our own website at www.handspring.com. When we sell a Treo communicator on our website, we sometimes have the opportunity to earn subsidies from carriers if the Treo communicator customer also purchases a voice or data plan. To support distribution, retail and web sales, we build a small amount of product to forecast.

      North American Sales constituted 82% of total revenue during fiscal 2003 (see Note 12 of our Consolidated Financial Statements).

      Our target customer is an individual who carries multiple devices such as a cell phone, a handheld computer (such as a Palm OS organizer) and a pager. To these people, our key selling points are the ability to eliminate multiple devices and consolidate monthly invoices, and the benefits of integrating functionality, such as dialing any name in the address book. Treo communicator customers to date have generally been consumers, often professionals, who are interested in new technologies and new products. These “early adopters” represent a significant part of the selling process in new categories as they recommend a product to friends and colleagues.

      Although our sales to date principally have been to individual consumers, we have seen interest in the Treo communicator product line from education, government and enterprise customers. We typically rely on our carrier partners to pursue these opportunities. For example, Decision One, a provider of out-sourced service and support for technology companies, recently purchased over 800 Treo 300s as a first phase implementation of equipping their entire field service staff with Treo 300s.

      To date we have not seen meaningful seasonal variations in customer demand for our communicators. This contrasts with our experience when selling organizers where demand typically increased during our second fiscal quarter due to increased consumer spending on electronic devices during the holiday season. We attribute this lack of seasonality for our communicators to two factors. First, our communicators are sold at higher prices than organizers and holiday seasonality typically affects demand for lower priced products. Second, purchasing our product also requires selection of a carrier, and the purchase of a service plan, which complicates the buying process for gift-giving.

Customer Service and Support

      We generally sell our products with a one-year limited warranty and offer a supplemental extended warranty program. We currently outsource our Treo communicator repair services to Solectron Global Service.

      We provide telephone-based customer support and technical support to our customers through outsource partners and through our website. This service currently is offered free of charge for 90 days after purchase, and then on a modest cost per call basis thereafter. Our retail and carrier partners provide first-line customer and technical support to their customers. We provide escalation service and support and technical training for our outsource providers and retail and carrier partners.

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

      Although hardware is the most visible aspect of our products, we also add value to our products through software development. This software development is at a low level to enable hardware functionality, at the operating system level to enhance and extend the Palm OS, at the applications software level to provide integrated functionality, and, outside of the devices, at the server level, to manage communications such as with the Blazer web browser used with the Treo 270 and 300. In addition to developing our own technologies, we license various technologies from third parties and integrate those technologies with our products.

      Our Treo communicators typically are required to pass individual carrier certification requirements before they may be operated on a carrier’s network. Our devices also must receive approval from relevant governmental bodies, such as FCC approval in the U.S. In addition, our GSM communicators must pass Full Type Approval (FTA). We have established an internal certification team and carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

      Our research and development expenditures totaled $22.2 million in fiscal 2003, $24.7 million in fiscal 2002 and $23.6 million in fiscal 2001. As of July 26, 2003, we had 76 people engaged in research and development activities.

Manufacturers and Suppliers

      Our Treo communicators are manufactured by Solectron at its facilities in Guadalajara, Mexico. Solectron procures components, and manufactures, assembles and tests our products. By outsourcing the manufacturing process, we are able to focus on our core competencies of product development and design, minimize capital expenditures, rely on third parties with more manufacturing expertise than we have, and avoid the need to maintain facilities for manufacturing operations.

      The components that make up our products are purchased from various vendors, including key suppliers such as Motorola and Texas Instruments, which supplies microprocessors, and Seiko, which supplies displays. Some of our components are currently supplied by sole or single source suppliers for which alternative sources have not been readily available in sufficient quantities or at an attractive cost. For example, we relied on two key partners for the radios used in our Treo 270 and 300 communicators: Wavecom for GSM radios and AirPrime for CDMA radios. Power supply integrated circuits, cameras, microprocessors, and certain discrete components also are obtained from a sole or single source.

      Product orders are transmitted to Modus Media International, Inc., our fulfillment agent, who completes the pack-out process by assembling a finished goods box consisting of the applicable product, software and other assorted materials.

Competition

      The market for communicators and smartphones is highly competitive, and we expect competition to increase. Most of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements than we can. They also may devote greater resources to the development, promotion and sale of their products than we do.

      We believe that the principal competitive factors affecting the market for communicators and smartphones are design, performance, carrier relationships, price and brand. We believe that we compete favorably compared to many of our current competitors with respect to some or all of these factors.

      Our products compete with a variety of handheld devices, including handheld computers, high-end cell phones, and two-way pagers. Our principal competitors include:

•	Mobile handset manufacturers such as Audiovox, Ericsson, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung, Sanyo and Sony-Ericsson;

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity;

•	Handheld manufacturers, such as Hewlett-Packard, the Palm Solutions Group and Sony, that offer bluetooth and or WiFi enabled devices; and

•	Danger and a variety of other privately held start-up companies who compete in our current and future markets.

      To be competitive, we must continue to invest significant resources in research and development as well as sales and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

Intellectual Property

      Our success depends in part on our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trade secret, trademark, copyright and patent laws, and contractual restrictions on disclosure, to protect our intellectual property rights.

      We license various technologies from third parties that have been integrated into our products. We believe that licensing complementary technologies improves our products in an efficient manner, allowing us to focus on our core competencies. Our most significant license is of the Palm OS operating system from PalmSource. We also license conduit software from Chapura, Inc. that allows for synchronization with Microsoft Outlook, encryption technology from Certicom for our Blazer browser, email technology from Visto and a variety of other applications software technologies. Our Palm OS operating system license requires the payment of royalties and maintenance and support fees to PalmSource. The license agreement extends until April 2009 and is non-exclusive.

Employees

      As of July 26, 2003, we had a total of 240 employees, of which 76 were in research and development, 22 were in manufacturing services, 53 were in marketing and sales, 43 were in customer relations and operations and 46 were in general and administrative. We consider our relationships with employees to be good. None of our employees is covered by collective bargaining agreements.

Item 2.     Properties

      Our headquarters are located in two leased office spaces in Mountain View, California. These buildings comprise an aggregate of approximately 86,500 square feet. In January 2003, we amended our lease agreement for one of our headquarter buildings with EOP-Industrial, Portfolio, LLC. As a result of this amendment, in the third quarter of fiscal 2003, we surrendered a letter of credit for $2.1 million held in the landlord’s name and a security deposit of $200,000. We also issued warrants to purchase 150,000 shares of common stock valued at $46,500. The lease terms for our Mountain View facilities extend to August 2004 and June 2008. In addition, we currently lease office space in Singapore, the United Kingdom, the Netherlands and Switzerland. We believe our current office space is adequate for our current operations.

      In January 2003, we restructured the leases for two new buildings in Sunnyvale, California that we entered into in February 2001. The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expenses of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. Including annual increases, we estimate that the total obligation to the landlord would have been approximately $350.0 million over twelve years.

      As a result of the restructuring of the Sunnyvale leases, we took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge include $15.3 million paid from our cash, cash equivalents and short-term investments, $40.9 million paid from the release of certain letters of credit which had secured our obligations under the Sunnyvale leases, $5.0 million for future lease payments and note payable obligations, $3.7 million for warrants to purchase 10.0 million shares of common stock, $10.4 million net write-off of tenant improvements and rent expenses, and $0.6 million for legal fees and other professional expenses.

Item 3.     Legal Proceedings

      We are subject to legal proceedings, claims and litigation, including those described below, arising in the ordinary course of business. While the outcome of those matters that have not been fully adjudicated is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss, if any associated with the resolution of these legal proceedings, claims and litigation. As a result, no loss has been accrued in the financial statements as of June 28, 2003. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against Handspring in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Handspring filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that it does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted our motion for summary judgment finding that we did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling. On August 28, 2003, the new district judge rejected NCR’s objection and affirmed the magistrate’s ruling.

      On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent.

The complaint seeks unspecified compensatory and treble damages and to permanently enjoin Handspring from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, we filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part our summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part.

      On August 13, 2001, Handspring and two of our officers were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. These cases have been consolidated with hundreds of other so called “laddering” cases brought on similar grounds in the United States District Court for the Southern District of New York. The complaints against Handspring assert that the prospectus for Handspring’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints against Handspring allege claims against Handspring and two of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints against Handspring also name as defendants the underwriters for Handspring’s initial public offering. Handspring has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with Handspring’s initial public offering. On October 9, 2002, the Handspring officers named as defendants were dismissed without prejudice from these cases by court order. On July 9, 2003, a committee of Handspring’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Handsprings and its officers, and Handspring’s agreement to assign to the plaintiffs certain potential claims Handspring may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Handspring’s insurers.

      On November 6, 2002, MLR, LLC filed an amended complaint in the United States District Court for the Northern District of Illinois in a patent lawsuit that had been pending against other defendants, adding additional defendants, including Handspring. As to Handspring, the complaint alleges infringement of one U.S. patent. On February 5, 2003, we filed an answer denying infringement, and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, we filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. This second case was stayed pending a ruling on MLR’s motion before the Joint Panel on Multidistrict Litigation to consolidate various cases relating to the patent in question. On July 15, 2003, Handspring and MLR entered into an agreement whereby in exchange for a one time payment from Handspring, MLR agreed to grant Handspring a royalty-free, fully paid-up irrevocable license under the patent in dispute as well as MLR’s other issued and pending patents worldwide. The amount of this settlement is included in Handspring’s consolidated financial statements as of June 28, 2003. In conjunction with that agreement, the litigation between the two companies was dismissed with prejudice. Settlement of this matter did not have a material effect on our financial position or results of operations.

      On February 28, 2003, Credit Suisse First Boston Corporation and approximately 50 of its clients, including Handspring, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint also names as defendants numerous officers of CSFB and its clients including one current and one former Handspring officer. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Handspring and/or its named current and former officers, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 15 of the Securities Act of 1933, as amended. On July 16, 2003, Handspring, its current and former officer, and numerous other defendants were dismissed from the case due to the plaintiff’s failure to effectuate service of process.

      On June 17, 2003 and June 19, 2003, purported class action lawsuits were filed in Delaware Chancery Court, New Castle County, on behalf of Handspring stockholders against Handspring, Palm, and a number of individuals alleged to be directors of Handspring. Both actions contain substantially identical allegations that the individual defendants breached their fiduciary duties to us and our stockholders in connection with the proposed merger of Handspring and Palm that was publicly announced on June 4, 2003, and that Palm aided and abetted these breaches of fiduciary duty. On June 23, 2003, an amended complaint was filed in one the two lawsuits. This amended complaint did not change the substantive allegations, but omitted as individual defendants persons who were not directors of Handspring. The complaints seek to enjoin the proposed merger, to rescind the merger if it is not enjoined, to recover unspecified compensatory damages, and award unspecified attorneys’ fees and costs. There is no date fixed for the defendants to respond either to the complaints or to plaintiffs’ written discovery requests. Plaintiffs have not filed a motion for preliminary injunction, and there is no trial date.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Registrant’s Common Equity

      Our common stock is traded on the Nasdaq National Market under the symbol “HAND.” The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq National Market for the two most recent fiscal years:

Fiscal Year 2003	High	Low

Fourth Quarter	$1.30	$0.60
Third Quarter	1.25	0.63
Second Quarter	1.55	0.56
First Quarter	2.14	1.00

Fiscal Year 2002	High	Low

Fourth Quarter	$4.86	$1.21
Third Quarter	8.03	3.68
Second Quarter	7.75	1.13
First Quarter	7.61	1.27

Sales of Unregistered Securities

      In January 2003, warrants for 1,000,000 shares were exercised at the exercise price of $0.01 per share by M-F Downtown Sunnyvale, LLC, a landlord for certain of our facilities, in a private transaction.

Holders

      On July 31, 2003, there were 470 stockholders of record and over 49,950 beneficial holders.

Dividends

      We have never declared or paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The selected consolidated statement of operations data for the years ended June 28, 2003, June 29, 2002 and June 30, 2001, and the selected consolidated balance sheet data at June 28, 2003 and June 29, 2002, are derived from our audited consolidated financial statements that have been included elsewhere in this annual report. The consolidated statement of operations data for the year ended July 1, 2000 and the period from July 29, 1998 (date of inception) to June 30, 1999 and the consolidated balance sheet data as of June 30, 2001, July 1, 2000 and June 30, 1999 are derived from our audited consolidated financial statements not included herein.

					Period from
					July 29, 1998
					(Date of
	Year Ended	Year Ended	Year Ended	Year Ended	Inception)
	June 28,	June 29,	June 30,	July 1,	to June 30,
	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$147,256	$240,651	$370,943	$101,937	$—
Costs and operating expenses:
Costs of revenue	112,152	205,917	292,311	69,921	—
Research and development	22,226	24,739	23,603	10,281	2,738
Selling, general and administrative	61,053	85,612	145,132	42,424	2,451
In-process research and development	—	—	12,225	—	—
Amortization of deferred stock compensation and intangibles	8,516	20,181	32,830	40,077	3,646
Sunnyvale restructuring	75,931	—	—	—	—

Total costs and operating expenses	279,878	336,449	506,101	162,703	8,835

Loss from operations	(132,622)	(95,798)	(135,158)	(60,766)	(8,835)
Interest and other income, net	1,802	5,259	12,195	675	446

Loss before taxes	(130,820)	(90,539)	(122,963)	(60,091)	(8,389)
Income tax provision	238	1,050	3,000	200	—

Net loss	$(131,058)	$(91,589)	$(125,963)	$(60,291)	$(8,389)

Basic and diluted net loss per share	$(0.91)	$(0.71)	$(1.21)	$(1.77)	$(0.71)

Shares used in calculating basic and diluted net loss per share	144,444	128,221	103,896	34,015	11,772

	June 28,	June 29,	June 30,	July 1,	June 30,
	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,308	$85,554	$87,580	$196,548	$7,533
Short-term investments	5,602	15,235	33,943	—	6,234
Restricted investments	8,185	49,482	53,634	2,114	—
Working capital	(517)	(22,217)	48,670	182,662	13,108
Total assets	80,767	290,154	253,235	230,472	15,631
Long-term liabilities, net of current portion	16,441	—	—	57	—
Redeemable convertible preferred stock	—	—	—	—	17,972
Total stockholders’ equity (deficit)	6,627	122,906	145,202	194,229	(3,616)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our goal is to be a global leader in the emerging market for integrated wireless devices offering voice, data, email and personal information management capabilities in a single device. We refer to these devices as “communicators” or “smartphones.” We shipped our first communicator, the monochrome GSM Treo 180, in December 2001, and subsequently have shipped the color GSM/ GPRS Treo 270 and the color CDMA Treo 300. In June 2003, we announced the Treo 600 smartphone design, an integrated device with a smaller, more phone like form factor. Our current carrier partners include Sprint for the Treo 300 and 600; Orange for the Treo 600; and T-Mobile, AT&T Wireless and Cingular for the Treo 270.

      When Handspring was formed in July 1998, we focused on developing products for the handheld organizer market. In our fourth quarter of fiscal 2001, we began to shift our strategic focus to communicators due a number of adverse changes in the handheld organizer market including lower demand, compressed gross margins and increased competition. As of the completion of our third quarter of fiscal 2003, we had substantially completed this strategic transition.

      On June 4, 2003, we announced that we had entered into a definitive agreement for Palm, Inc. to acquire us. Palm also announced that its board of directors had given final approval for the spin-off of PalmSource, Inc., its subsidiary responsible for developing and licensing the Palm operating system. Under the proposed terms of the transaction, and following the spin-off of PalmSource, our stockholders will receive 0.09 shares of Palm common stock — and no shares of PalmSource — for each share of Handspring common stock owned. Palm will issue approximately 13.9 million shares of Palm common stock to our stockholders on a fully diluted basis using the treasury stock method. As a result of the merger, our stockholders will own approximately 31% of the newly merged company on a fully diluted basis using the treasury stock method, and Palm’s stockholders will own approximately 69%. The value per share to be received by our stockholders will be based on the Palm share price following the spin-off of PalmSource. The spin-off of PalmSource will be completed immediately prior to the closing of the merger between Palm and Handspring. However, the merger with Palm is subject to specified closing conditions, and we cannot assure you that we will complete it. As part of the merger agreement, Palm will provide us with an up to $20.0 million secured credit facility.

Significant Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates.

      Revenue Recognition. Revenue is comprised almost entirely of sales of our communicator and organizer products. The Company recognizes a small portion of revenue from the sale of software and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. Sales of our communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customer has a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end user rebates and other sales programs and volume-based incentives.

      Revenue from extended warranty and support contracts is recognized ratably over the contract period. Amounts billed to customers in excess of revenue recognized on extended warranty and support contracts are recognized as deferred revenue until revenue recognition criteria are met.

      Revenue on software that includes multiple elements is allocated to each element based on vendor specific objective evidence of the fair value of each element pursuant to SOP 97-2, as amended. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. Vendor specific objective evidence of fair value is generally determined based on the price charged when each element is sold separately.

      No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2003, 2002 or 2001.

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

      Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

      Construction in progress — Sunnyvale property. Emerging Issues Task Force, or EITF, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF No. 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. Therefore, we have recorded such building costs related to the Sunnyvale leases as construction in progress with a corresponding non-cash obligation for construction in progress.

Results of Operations

      Revenue. Fiscal 2003 revenue was $147.3 million, a decline of $93.4 million, or 39%, from fiscal 2002 revenue of $240.7 million. The decrease was primarily due to the following factors:

•	There was a decline in unit shipments of our organizers of 958,000 units as we transitioned our product development and marketing efforts from organizer products to communicator products. Our organizer products represented 32%, or $46.5 million, of net revenue for the year ended June 28, 2003 compared with 82%, or $197.2 million, of net revenue for the year ended June 29, 2002. The decrease in organizer revenue was offset in part by revenue generated from shipments of our Treo communicator.

•	There was an increase in unit shipments of our Treo communicators of 163,000 units. Our communicator products represented 68%, or $100.8 million, of net revenue for the year ended June 28, 2003 compared with 18%, or $43.5 million, of net revenue for the year ended June 29, 2002.

•	Revenue outside North America represented 18%, or $26.9 million, of total revenue during fiscal 2003 compared with 16%, or $38.2 million, of total revenue during fiscal 2002.

      Fiscal 2002 revenue was $240.7 million, a decline of $130.2 million, or 35%, from fiscal 2001 revenue of $370.9 million. The decrease was primarily due to the following factors:

•	There was a decline in unit shipments of our organizers of 521,000 units. We believe that unit sales decreased due to economic weakness, a significant slowing in the growth rate of the organizer market, excess channel inventories, increased competition, and our shift in focus from organizer products to communicator products.

•	There was a decline in the average selling price for our organizers from $222 per unit in fiscal year 2001 to $175 per unit in fiscal year 2002, which was primarily attributable to pricing and promotion actions that we initiated to reduce channel inventory, as well as a general reduction in the market prices for handheld organizers.

•	The decrease in organizer revenue of $173.7 million was offset in part by revenue generated from the first shipments of our Treo communicator of $43.5 million, which began shipping internationally at the end of the second quarter of fiscal 2002, and began shipping in North America during the third quarter of fiscal 2002.

•	Revenue outside North America represented 16%, or $38.2 million, of total revenue during fiscal 2002 compared with 19%, or $72.3 million, of total revenue during fiscal 2001.

      Cost of revenue. Cost of revenue was $113.2 million during fiscal 2003, a decline of $95.3 million, or 46%, from cost of revenue of $208.5 million during fiscal 2002. Total cost of revenues is comprised of “cost of revenues” and the applicable portion of “amortization of deferred stock compensation and intangibles.” Total cost of revenues resulted in gross margins increasing from 13% in fiscal 2002 to 23% in fiscal 2003. This increase was primarily attributable to the increase in communicator sales of $57.3 million, which typically have higher gross margins than our organizer products, and fewer pricing and promotional activities.

      Cost of revenue was $208.5 million during fiscal 2002, a decline of $88.3 million, or 30%, from cost of revenue of $296.8 million during fiscal 2001. Total cost of revenues is comprised of “cost of revenues” and “amortization of deferred stock compensation and intangibles” of $1.1 million and $2.6 million during fiscal 2003 and fiscal 2002, respectively. Total cost of revenues resulted in gross margins declining from 20% in fiscal

2001 to 13% in fiscal 2002. This decline was primarily attributable to aggressive pricing and promotion actions taken in order to increase demand and reduce inventory of our organizer products. The negative effect of the pricing and promotion actions on gross margin was partially offset by higher margins on the sales of our Treo communicators beginning in the second quarter of fiscal 2002. Also offsetting the decrease in gross margin was a higher percentage of our products sold through our website of 22% of revenue in fiscal 2002, as compared to 17% of revenue in fiscal 2001. Sales through our website typically generate higher gross margins as compared to retail sales.

      Gross margins may be adversely affected by new product introductions by our competitors, competitor pricing actions, higher inventory balances, warranty expenses and charges for excess and obsolete products. We also expect our gross margin to fluctuate in the future due to channel mix, geographic mix, new product introductions, promotional funding and timing and amount of carrier subsidies.

      Research and development. Research and development expenses during fiscal 2003 were $22.2 million, a decrease of $2.5 million, or 10%, from $24.7 million during fiscal 2002. The decrease in fiscal 2003 was primarily due to the timing of projects and reductions in our workforce as well as $1.3 million in carrier reimbursed development costs. Research and development expenses during fiscal 2002 were $24.7 million, an increase of $1.1 million, or 5%, from $23.6 million during fiscal 2001. The increase in fiscal 2002 was primarily due to the hiring of additional personnel required for development of new products, including our Treo communicator. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communicator products.

      Selling, general and administrative. Selling, general and administrative expenses during fiscal 2003 were $61.1 million, a decline of $24.5 million, or 29%, from $85.6 million during fiscal 2002. This decrease was primarily due to general cost reductions made company-wide, including reductions in advertising and marketing activities of $14.9 million and reductions in our workforce. This reduction was partially offset by a restructuring charge of $2.3 million taken during the first quarter of fiscal 2003 to align our expenses with the current size of the company. This charge included severance expenses associated with headcount reductions for both U.S. and European operations, and the write-off of leases and capital equipment for our European operations. Selling, general and administrative expenses during fiscal 2002 were $85.6 million, a decline of $59.5 million, or 41%, from $145.1 million during fiscal 2001. This decrease was primarily due to significant reductions in advertising and marketing activities of $43.7 million, $5.5 million in cost savings realized from the restructuring of our customer support organization and general cost reductions made company-wide.

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

      In connection with the acquisition of BlueLark Systems, we recorded a $12.2 million charge for in-process research and development and acquisition related costs during fiscal 2001 for projects that had not reached technological feasibility and had no alternative future use. The Company considered various factors in determining the fair value of the total purchase price to allocate to the assets acquired and liabilities assumed from BlueLark Systems, including in-process research and development. The amount allocated to in-process research and development was determined by assessing the stage and expected date of completion of the research and development efforts at the acquisition date and calculating the net present value of cash flows expected to result from the new technology. The estimated net present value of cash flows took into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. These cash flows included the after-tax effects of future revenues, cost of revenues, operating expenses, working capital charge and expenditures for capital and intangibles. Both the estimated stage of completion and the discount rate used to calculate the net present value factored into account the uncertainty surrounding the successful deployment of the new technology resulting from the in-process research and development effort.

      Amortization of deferred stock compensation and intangibles. We recognized $8.5 million, $20.2 million and $32.8 million of amortization of deferred stock compensation and intangibles during fiscal 2003, 2002 and 2001, respectively. This amount is primarily related to stock options that we granted to our officers and employees prior to our initial public offering on June 20, 2000, at prices subsequently deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $102.0 million. In addition, in February 2001, we recorded $3.9 million of deferred stock compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems. All of the deferred stock compensation is being amortized, using the multiple option method, over the vesting period of the related options and restricted stock. Accordingly, our results of operations will include amortization of deferred stock compensation through fiscal 2004. Future amortization of deferred stock compensation is estimated to be $1.3 million for fiscal year 2004.

      As part of the acquisition of BlueLark Systems, we recorded intangible assets consisting of goodwill and assembled workforce of $0.6 million. These assets were amortized from the date of acquisition through fiscal 2002 on a straight-line basis over three years. However, with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in fiscal 2003, the value of assembled workforce was reclassified and recorded as goodwill and the amortization was discontinued. In accordance with SFAS No. 142, we applied impairment tests in May 2003 and determined goodwill to be impaired. The unamortized balance of $0.3 million was expensed in the fourth quarter of fiscal 2003.

      Restructuring. In September 2002, the Board of Directors approved a restructuring plan to align expenses with our current size. In connection with the restructuring charge, we recorded a restructuring charge to operating expenses of $2.3 million. This charge included $1.2 million for workforce reduction for both U.S. and International operations, $0.5 million to downsize and close excess facilities and $0.4 million of asset-related charges related to certain long-lived assets that were abandoned. The restructuring activities resulted in the termination of 77 employees, of which all were designated for termination and were terminated in fiscal 2003.

      On January 29, 2003, we restructured the leases for two new buildings in Sunnyvale, California (the Sunnyvale leases) that we entered into in February 2001. The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expenses of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. We estimate that the total obligation to the landlord would have been approximately $350.0 million over 12 years. We also had obligations totaling approximately $5.3 million to a contractor who was constructing the tenant improvements in the buildings.

      Some time after entering into the Sunnyvale leases, we determined that we no longer needed additional office space. We attempted to sublet the buildings with the help of a commercial realtor, but due to the substantial decline in the demand for commercial real estate in the Silicon Valley, California area, we were unable to secure any subtenants. Consequently, we entered into negotiations with the landlord to restructure the Sunnyvale leases.

      As a result of this restructuring, we took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge include $15.3 million paid from our cash, cash equivalents and short-term investments, $40.9 million paid from the release of certain letters of credit which had secured our obligations under the Sunnyvale leases, $5.0 million for future lease payments and note payable obligations, $3.7 million for warrants to purchase 10.0 million shares of common stock, $10.4 million net write-off of tenant improvements and rent expenses and $0.6 million for legal fees and expenses.

      Details of the restructuring charges in fiscal 2003, included in accrued liabilities, are as follows:

	Severance		Sunnyvale
	and	Excess	Lease	Asset-	Other
	Benefits	Facilities	Restructure	Related	Restructuring	Total

	(In thousands)
Restructuring charges	$1,242	$536	$75,930	$411	$155	$78,274
Cash charges	(1,242)	(192)	(48,997)	—	(69)	(50,500)
Non-cash charges	—	—	(14,081)	(411)	—	(14,492)

Balance, June 28, 2003	$—	$344	$12,852	$—	$86	$13,282

      During the fourth quarter of fiscal 2001 we recorded a $26.8 million charge for excess and obsolete inventory. This charge resulted from the overall economic slowdown and high levels of channel inventory, which in turn drove aggressive price reductions and increased competition.

      Interest and other income, net. Interest and other income, net was $1.8 million during fiscal 2003, a decline of $3.5 million, or 66%, from $5.3 million in fiscal 2002. Interest and other income, net during fiscal 2002 decreased by $6.9 million, or 57%, from $12.2 million in fiscal 2001. The decrease during fiscal 2003 compared to fiscal 2002 was primarily due to a decrease in interest income from lower average cash and investment balances as well as lower interest rates during fiscal 2003, partially offset by an impairment loss of $258,000 on a strategic investment when we determined that there had been a decline in the fair value of the investment that was other than temporary. The decrease during fiscal 2002 compared to fiscal 2001 was primarily the result of a decrease in interest income from lower average cash and investment balances as well as lower interest rates during fiscal 2002 compared to fiscal 2001.

      Also included are gains and losses from fluctuations in foreign currency exchange rates, primarily caused from the movement between the Euro and the U.S. dollar on our foreign subsidiaries’ U.S. dollar liabilities. These fluctuations partially contributed to the decrease in interest and other income, net during fiscal 2003 of $0.1 million and partially offset the decrease during fiscal 2002 of $1.4 million. During fiscal 2002 and 2001, we entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. As of June 29, 2002 we did not have any outstanding foreign exchange forward contracts. We did not enter into any foreign exchange forward contracts in fiscal 2003 and did not have any outstanding foreign exchange forward contracts as of June 28, 2003. We will continue to assess the need to utilize financial instruments to hedge currency exposures.

      Income Tax Provision. The provision for income taxes was $0.2 million, $1.1 million and $3.0 million during fiscal 2003, 2002 and 2001, respectively. The provision for income taxes consists primarily of foreign taxes related to our business outside of the United Sates of America. The fluctuations in the provision for income taxes from fiscal 2001 through fiscal 2003 relate to the decrease during fiscal 2002 and 2003 in the level of our operations outside of the United States.

      No provision for federal income taxes was recorded because we have experienced significant net losses, which have resulted in deferred tax assets. We provided a full valuation allowance for all deferred tax assets because, in light of our history of operating losses, we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

      As of June 28, 2003, we had cash and cash equivalents and short-term investments of $36.9 million, down $63.9 million from $100.8 million as of June 29, 2002. This decrease is primarily attributable to cash used in operations and for settlement of the Sunnyvale leases, partially offset by a reduction of restricted investments pledged under the Sunnyvale leases.

      Net cash used in operating activities was $47.0 million during fiscal 2003. The net cash used in operating activities was primarily attributable to our net losses and decreases in accounts payable and accrued liabilities offset partially by the Sunnyvale lease restructuring, amortization of deferred stock compensation and intangibles, depreciation and amortization and decreases in account receivable and inventories. The decrease in accounts receivable was due primarily to the decrease in sales from the prior year. The decrease in inventory was due primarily to the decrease in the inventory levels of the organizer products and the production transition to the next generation communicator products. Net cash used in operating activities was $89.0 million and $16.9 million during fiscal 2002 and 2001, respectively. During fiscal 2002, the net cash used in operating activities was primarily attributable to our net loss, an increase in inventories and a decrease in accrued liabilities offset partially by amortization of deferred stock compensation and intangibles, depreciation and amortization and a decrease in prepaid expenses and other current assets. The increase in accounts receivable was due to the timing of shipments in the last quarter of fiscal 2002 compared with the previous year, and the decrease in accrued liabilities was due to a general decrease in the level of operations throughout the year as well as the payment for excess and obsolete inventories reserved for in the previous year. Also, during fiscal 2002 we changed our business practice with our logistics partners, whereby we now own all inventory held at their facilities. This change in practice caused a decrease in prepaid expenses and other current assets and an increase in inventory on the balance sheet. During fiscal 2001, the net cash used in operating activities was primarily attributable to our net loss, an increase in prepaid expenses and other current assets and inventories offset partially by amortization of deferred stock compensation and intangibles, depreciation and amortization, the write-off of excess and obsolete inventories, the write-off of in-process research and development costs associated with our acquisition of BlueLark Systems and increases in accounts payable and accrued liabilities. These increases in prepaid expenses were primarily a result of the prepayment of foreign taxes, prepayments made to our suppliers for inventory that they held on our behalf and purchases of long lead-time, Handspring-specific, product components.

      Net cash provided by investing activities was $37.4 million during fiscal 2003. The net cash provided by investing activities during fiscal 2003 resulted primarily from the reduction of pledged investments for our Sunnyvale lease restructuring and cash received from the sales and maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and purchases of property and equipment. Net cash provided by investing activities was $36.4 million during fiscal 2002. The net cash provided by investing activities during fiscal 2002 was primarily attributable to proceeds received from maturities or sales of available-for-sale securities, partially offset by purchases of available-for-sale securities, and purchases of property and equipment. Net cash used in investing activities was $123.6 million during fiscal 2001. The net cash used in investing activities during fiscal 2001 primarily consisted of purchases of available-for-sale securities, purchases of investments for collateral on our operating leases, and purchases of property and equipment partially offset by proceeds received from maturities or sales of available-for-sale securities.

      Net cash used in financing activities was $45.3 million during fiscal 2003, primarily attributable to the repayment of obligations for construction in progress related to our Sunnyvale lease restructuring of $48.1 million. Net cash provided by financing activities was $51.1 million during fiscal 2002, resulted primarily from the public sale of our common stock and a $10.0 million investment from QUALCOMM Incorporated, for total net proceeds of $47.0 million. Net cash provided by financing activities was $31.0 million during fiscal 2001, resulted primarily from the underwriters of our initial public offering exercising their over-allotment to purchase 1,500,000 shares of common stock for net proceeds of $28.0 million. In addition, we received proceeds of $3.0 million, $4.1 million and $3.1 million during fiscal 2003, 2002 and 2001, respectively, from the issuance of common stock under stock option plans and stock purchase plans.

      We currently anticipate that our available cash resources, including the credit facility from Palm, will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, if our revenues are lower or our expenses are higher than we anticipate, or if inventory, accounts receivable, or other assets require a greater use of cash than we anticipate, our resources, including the credit facility from Palm, may prove to be insufficient for working capital and capital expenditure requirements. In addition, existing and potential customers and vendors may take actions that could further harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing we need may not be available on terms acceptable to us, or at all, and would require Palm’s consent. If adequate funds are not available our business could be harmed.

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS No. 121 and resolves certain implementation issues. SFAS No. 144 was adopted by the Company at the beginning of fiscal 2003, and did not have a material impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s accounting for restructuring actions initiated during the third quarter of fiscal year 2003. However, the provisions of SFAS No. 146 may affect the timing and amount of future exit or disposal activities.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25. The Company adopted the disclosure provisions of SFAS 148 in the third quarter of fiscal year 2003 and has included the new disclosure requirements in these notes to the condensed consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations

Factors Affecting Future Results

Risks Related to the Proposed Merger with Palm, Inc.’s Palm Solutions Group

      Our proposed merger with Palm involves a high degree of risk, including the following risks.

Handspring’s stockholders will receive a fixed ratio of 0.09 shares of Palm common stock per share of Handspring common stock even if there are changes in the market value of Handspring common stock or Palm common stock before the closing of the merger.

      Upon the closing of our merger with the Palm Solutions Group, each holder of shares of our common stock will be entitled to receive 0.09 of a share of Palm common stock for each share of our common stock held by such holder at the closing of the merger. The market values of Palm common stock and our common stock have varied since we entered into the merger agreement with Palm and will continue to vary in the future due to a number of factors, including: market assessments of the PalmSource common stock to be distributed by Palm immediately prior to the merger; changes in the business, operations or prospects of Palm and us; market assessments of the merger; regulatory considerations; and market and economic considerations. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification or other like change with respect to Palm common stock or our common stock, other than with respect to the PalmSource distribution), and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either Palm common stock or our common stock. Accordingly, if Palm’s stock price decreases, Handspring’s stockholders will receive less in value for their shares of our common stock.

Handspring stockholders will not receive any shares of PalmSource common stock in the transaction, and the effect that the PalmSource distribution will have on Palm’s stock price following the transaction is uncertain.

      The dollar value of Palm common stock that our stockholders will receive upon the closing of the merger will depend on the market value of Palm common stock at the time of the merger, which may be different from, and lower than, the closing price of Palm common stock on the last full trading day preceding the public announcement of the transaction, the last full trading day prior to the date of this Annual Report on Form 10-K or the date of the Palm annual meeting and Handspring special meeting to vote on the merger. In particular, Handspring stockholders will not receive any shares of PalmSource common stock in the transaction, and the effect that the PalmSource distribution will have on Palm’s stock price following the transaction is uncertain.

Although we expect that the merger with the Palm Solutions Group will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

      The failure of the combined company to meet the challenges involved in integrating the operations of the Palm Solutions Group and Handspring successfully or otherwise to realize any of the anticipated benefits of the transaction, including the anticipated annual cost savings of approximately $25 million from improved operating efficiencies, could seriously harm the results of operations of the combined company. Realizing the benefits of the transaction will depend in part on the integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt the respective businesses of the Palm Solutions Group and Handspring. The challenges involved in this integration include the following:

•	overcoming any perceived adverse changes in business focus, including demonstrating to the customers of the Palm Solutions Group and Handspring that the transaction will not result in adverse changes in customer service standards or business focus and helping customers conduct business easily with the combined company;

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•	combining product offerings;

•	combining sales and distribution channels in such a way that does not result in high rate of product returns or customer dissatisfaction;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, manufacturing, supplier, marketing and other important relationships of both the Palm Solutions Group and Handspring and specifically motivating those business partners whose relationships will be terminated as a part of the combination to continue to support the companies through the integration process;

•	minimizing the diversion of management attention from ongoing business concerns and successfully returning the Palm Solutions Group and Handspring managers to regular business responsibilities from their integration planning activities;

•	overcoming potential incompatibility of the business cultures of the Palm Solutions Group and Handspring;

•	retaining key employees and maintaining employee morale both prior to and following the closing of the transaction; and

•	coordinating and combining foreign operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

      The combined company may not successfully integrate the operations of the Palm Solutions Group and Handspring in a timely manner, and the combined company may not realize the anticipated benefits and synergies of the transaction, which are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, the combined company’s ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on its ability to combine operations.

Stockholder approval of the transaction may be difficult to obtain on a timely basis or at all.

      Completion of the transaction is subject to several closing conditions, including obtaining requisite stockholder approvals, and we may be unable to obtain such approvals on a timely basis or at all, particularly in the case of Palm given the large number of beneficial holders of its common stock.

Our stock price and business may be adversely affected if the transaction is not completed.

      If the transaction is not completed, the trading prices of our common stock may decline. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the transaction, or there is customer or employee uncertainty surrounding the future direction of the product and service offerings and strategy of us on a standalone basis. In addition, we may have difficulty as a standalone company obtaining additional financing. We also will be required to pay significant costs incurred in connection with the transaction, including legal, accounting and a portion of financial advisory fees, whether or not the transaction is completed. Moreover, under specified circumstances, we may be required to pay Palm a termination fee of up to $4.5 million plus any applicable costs, expenses and interest pursuant to the merger agreement, in connection with the termination of the merger agreement.

The combined company may have difficulty funding its respective future capital requirements.

      The Palm Solutions Group has indicated that it currently believes that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy anticipated cash requirements for it and for the combined company for the next twelve months. Following the transaction, the combined company could be required to seek additional funding if the financial expectations of the combined company are not met. For example, if the Palm Solutions Group’s or the combined company’s operating results do not meet its expectations or if inventory, accounts receivable or other assets require greater use of cash than currently anticipated, the Palm Solutions Group or the combined company may be required to seek additional funding through financings or other arrangements. Even if expectations for the Palm Solutions Group or for the combined company are met, the Palm Solutions Group or the combined company may find it advisable to seek additional funding. If the Palm Solutions Group or the combined company seeks additional funding, adequate funds may not be available when needed on favorable terms or at all, which could have a negative effect on the Palm Solutions Group’s or the combined company’s business and financial condition. It is not possible at this time to determine whether such funding will be more or less available than if Palm did not distribute its shares of PalmSource common stock and combine with us.

      We believe that the combined company’s capital requirements will vary greatly from quarter to quarter, depending on, among other things, fluctuation in their respective operating results, financing activities, acquisitions, investments and other costs relating to the integration of Handspring and the Palm Solutions Group following the transaction. The combined company may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in their respective businesses. The combined company may also require additional financing if its operating and working capital requirements vary materially from those currently planned. Future equity financings would be dilutive to the existing holders of the combined company’s common stock. Future debt financings could involve restrictive covenants which could impair its ability to engage in certain business transactions. We cannot assure you that financing and funding for the combined company’s capital requirements, if needed, will be available to the combined company on favorable terms or at all.

We will need to obtain third party consents for Handspring’s assignment to the combined company of some agreements and if we cannot obtain these consents, we may not be able to maintain these relationships on favorable terms or at all.

      We are currently attempting to obtain third-party consents for some agreements to be assigned to the combined company, but if we are unable to do so, the combined company may be forced to renegotiate these agreements or enter into new agreements with various third parties as a separate, stand-alone entity. We cannot assure you that the combined company will be able to negotiate new agreements on terms as favorable to it as those that we had, or at all.

The combined company will have limited use and control of the Palm brand and related brands following the distribution, which could impact its revenues and results of operations.

      We believe that the Palm brand is a valuable asset. Prior to the transaction, certain Palm and PalmSource trade names, trademarks, service marks and domain names containing the word or letter string “palm” will be assigned to the Palm Trademark Holding Company, LLC, a holding company owned by Palm and PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Following the transaction, the combined company will be changing its branding strategy, corporate name and Nasdaq ticker symbol. While we will continue to use elements of the Palm brand pursuant to a trademark license from the holding company, we cannot assure you that these changes will not have an adverse impact on the business of the combined company. In addition, if the combined company is unable in the future to license the Palm-related trademarks, service marks, domain names and trade names from the Palm Trademark Holding Company, LLC, or if the holding company fails to enforce its intellectual property rights in them successfully, its competitive position could suffer, which could harm its business.

Risks Related to Handspring

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

We are highly dependent on wireless carriers for the success of our Treo communicator and smartphone products.

      The success of our Treo communicators and smartphones, and the success of our business strategy, is highly dependent on our ability to establish new relationships, and build on our existing relationships, with strategic domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of Treo. Factors that are largely within the control of wireless carriers but which are important to the success of our Treo communicators, include:

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

Our relationships with Sprint and Orange are particularly important to the success of our business.

      In August 2002, we began selling the Treo 300, a jointly developed and co-labeled CDMA version of the Treo communicator that operates on Sprint’s 3G network. Beginning this fall, we also expect to sell a substantial number of CDMA Treo 600s to Sprint. Sprint represented 37% of our net revenue in our 2003 fiscal year and 37% of our net accounts receivable as of June 28, 2003 and we expect Sprint to represent a substantial portion of our revenue and net accounts receivable in the current 2004 fiscal year. In April 2003, we announced a similarly important relationship with Orange to co-label and sell a GSM version of the Treo 600 in Europe. Since we customize product for the Sprint and Orange networks, Handspring currently manufactures the product only in volumes that are supported by purchase orders from these carriers or if these carriers assume financial liability for long lead time components. If Sprint or Orange does not sell and promote the product to the extent we anticipate, our business will be substantially harmed.

As we build strategic relationships with wireless carriers, we will be exposed to significant quarterly fluctuations in revenue.

      Because of their large sales channels, strategic carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending upon customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with new and existing strategic partners, our quarterly revenue will be subject to fluctuation based upon the timing of carrier product launches as well as customer demand and carrier inventory requirements.

We are highly dependent on carriers and distributors to sell our products and disruptions in these channels and other risks of selling through carriers and distributors could harm our ability to sell our products.

      We are subject to many risks relating to the distribution of our products by carriers and distributors, including the following:

•	product returns from carriers and distributors;

•	carriers and distributors may not maintain inventory levels sufficient to meet customer demand or may elect not to carry our new communicator products;

•	carriers and distributors may emphasize our competitors’ products or decline to carry our products;

•	distributors may not maintain relationships with carriers on whose networks our communicator products are designed to operate;

•	To the extent the financial condition of our distributors deteriorated in light of the current overall weakness of the technology sector, we could experience a disruption in distribution as well as a loss of outstanding accounts receivables;

•	conflicts may develop between the carrier and distribution channels and direct sales of our products through our handspring.com website and by our e-commerce partners;

•	we may experience difficulty collecting accounts receivables from retail and distribution channels after our relationships terminate; and

•	if we reduce the prices of our products, as we have in the past, in order to maintain good business relations, we may compensate carriers and distributors for the difference between the higher price they paid to buy their inventory and the new lower prices.

We might need additional capital in the future and additional financing might not be available.

      Our accumulated deficit as of June 28, 2003 was $417.3 million. We had net losses of $131.1 million during the fiscal year ended June 28, 2003 and $91.6 million during the same period of the previous fiscal year. As of June 28, 2003, we had a total of $1.3 million of deferred compensation to be amortized, of which all will be amortized in fiscal year 2004. We expect these net losses to continue.

      As part of our agreement to merge with Palm, Palm has agreed to provide an initial $10 million securitized line of credit to us for working-capital purposes until the transaction closes. Under certain conditions, the line of credit may increase to $20 million, and its maturity may be extended.

      We currently anticipate that our available cash resources, including the credit facility from Palm, will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, if our revenues are lower or our expenses are higher than we anticipate, or if inventory, accounts receivable, or other assets require a greater use of cash than we anticipate, our resources, including the credit facility from Palm, may prove to be insufficient for working capital and capital expenditure requirements in the event the merger with Palm was significantly delayed or does not occur. In such a case, existing and potential customers and vendors may take actions that could further harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing we need given such circumstances may not be available on terms acceptable to us, or at all, and in certain circumstances might require Palm’s consent. If adequate funds are not available our business could be harmed.

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

      The development and production of our Treo wireless communicator products presents many significant manufacturing, marketing and other operational risks and uncertainties, many of which are beyond our control. Factors that could affect the success of our communicator products include:

•	our dependence on third parties to supply components, such as AirPrime which provide radios for our CDMA based Treo communicators;

•	our ability to manufacture our Treo communicators in sufficient volumes and on a timely basis;

•	the type of distribution channels where Treo will be available;

•	our ability to forecast demand accurately, which is made more challenging by the fact that Treo communicators are in a new product category for which relevant data is incomplete or not available;

•	the end user price of Treo products; and

•	the extent of consumer acceptance of and demand for integrated wireless devices generally and Treo communicators in particular.

The amount of future carrier subsidies is uncertain and carriers are free to lower or reduce their subsidies with little or no notice to us.

      When we sell a Treo communicator on our own website, we sometimes have the opportunity to earn subsidies from carriers if the Treo communicator customer also purchases a voice or data plan from the carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, carriers that currently provide Handspring with subsidies may reduce or discontinue such subsidies with little or no notice to Handspring. While we believe carriers will continue to offer subsidies to Handspring, if these subsidies were reduced or eliminated the gross margins for Treo communicators would decline and we would be more limited in our ability to sell Treo communicators at prices that are attractive to cost sensitive consumers.

Economic conditions could lead to reduced demand for our products.

      The current difficult economic conditions have led to reduced demand for a variety of goods and services, including many technology products. If economic conditions decline further, or fail to improve, we could see a significant additional decrease in the overall demand for our products that could harm our operating results. This is particularly true with respect to our Treo communicators as they typically carry a list price between $99 and $699 and therefore are expensive purchases for many consumers.

We depend heavily on our license from PalmSource. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to remain competitive, or an unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business.

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

      Palm has announced its intention to spin-off PalmSource, now a wholly owned subsidiary, as a separate and publicly traded company in the fall of 2003. Our business would be harmed if PalmSource is not able to successfully implement its business strategy or is otherwise unsuccessful as a standalone company. If the spin-off does not occur, Palm’s business could suffer due to the difficulties of recombining the two companies, which in turn could adversely affect Palm OS licensees, including Handspring.

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

      PalmSource is a defendant in several intellectual property lawsuits involving the Palm OS operating system, such as the lawsuit against Palm brought by Xerox Corporation alleging that the Graffiti handwriting recognition system infringes a Xerox patent. Although we are indemnified by Palm for damages arising from such lawsuits, we could still be adversely affected by a determination adverse to Palm as a result of market uncertainty or product changes that could arise from such a determination.

Our business could be seriously harmed if we experience component shortages or if our suppliers or third party service providers are not able to meet our demand and alternative sources are not available.

      Our products contain components, including liquid crystal displays, touch panels, connectors, cameras, memory chips and microprocessors, that are procured from a variety of suppliers. We rely on our suppliers to deliver necessary components to our contract manufacturer in a timely manner based on forecasts that we provide. At various times, some of the key components for our products have been in short supply due to high industry demand. Shortages of components would harm our ability to deliver our products on a timely basis.

      Some components, such as power supply integrated circuits, radios, cameras, microprocessors and certain discrete components, come from sole or single source suppliers. For example, AirPrime is the sole supplier of certain wireless technology components for the Treo 300 and 600. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, we might not be able to maintain timely and cost-effective production of our products. This risk is compounded when the sole or single source supplier is facing financial difficulties and the possibility of discontinuing its operations.

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

      The markets for communicators and smartphones are highly competitive and we expect competition to increase. Most of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

      Our products compete with a variety of handheld devices, including handheld computers, high end cell phones and two-way pagers. Our principal competitors include:

•	Mobile handset manufacturers such as Audiovox, Ericsson, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung, Sanyo and Sony-Ericsson;

•	Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity;

•	Handheld manufacturers such as Hewlett-Packard, the Palm Solutions Group and Sony that offer bluetooth and or WiFi enabled devices; and

•	Danger and a variety of privately held start-up companies looking to compete in our current and future markets.

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

      The demand for our products depends on many factors and is difficult to forecast, particularly given our dependence on wireless carriers, intense competition and a difficult economic environment. Significant unanticipated fluctuations in demand could cause problems in our operations.

      Although we build a large percentage of our product based on committed purchase orders, if demand does not develop as expected, we could have excess production resulting in excess finished products and components and may be required to incur excess and obsolete inventory charges. We have limited capability to reduce manufacturing capacity once a purchase order has been placed and in some circumstances we would incur cancellation charges or other liabilities to our manufacturing partner if we cancel or reschedule purchase orders. Moreover, if we reduce manufacturing capacity, we would incur higher per unit costs based on smaller volume purchases.

      If demand exceeds our expectations, we will need to rapidly increase production at Solectron, our third-party manufacturer. Our suppliers will also need to provide additional volumes of components, which may not be possible within our timeframes. Even if Solectron is able to obtain enough components, it might not be able to produce enough of our products as fast as we need them. The inability of either our manufacturer or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs would lower our profit margins.

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

      We believe that continuing to strengthen our brands is important to increasing demand for and achieving widespread acceptance of our products. However, currently we have limited our marketing resources in response to reducing our overall costs. Most of our competitors and potential competitors have better name recognition, more marketing resources, and more powerful brands. Promoting and positioning our brands will depend largely on the success of the marketing efforts of our carrier customers and our ability to produce well received new products.

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

      From time to time, we have become aware of problems with components and other defects. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of the products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Such errors or defects would be particularly detrimental to the Company’s business given our need to establish a reputation for quality products in the emerging communicator market.

      In addition, we warrant that our hardware will be free of defects for one year after the date of purchase. In Europe, we are required by law in some countries to provide a two-year warranty for certain defects. Errors or defects in our products may give rise to warranty liabilities which could harm our business.

Business interruptions could adversely affect our business.

      Our facilities, information systems and general business operations, and those of our partners and customers, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. The business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

If we lose our key personnel, we may not be able to manage our business successfully.

      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. In particular, we rely on Jeffrey C. Hawkins, our Chief Product Officer, Donna L. Dubinsky, our Chief Executive Officer, and Edward T. Colligan, our President and Chief Operating Officer. The loss of the services of any of these or any of our other senior level management or other key employees could harm our business, particularly in the event the merger of Handspring and Palm is not completed.

      Mr. Hawkins recently has formed a non-profit organization, the Redwood Neuroscience Institute, to pursue his life-long interest in brain research. He is now dividing his time between the Redwood Neuroscience Institute and Handspring, where he continues to serve as Chief Product Officer and as Chairman of the Board of Directors. At Handspring, he focuses on strategic product planning and new product directions. It is anticipated that he will continue this arrangement following the closing of the merger. Should Mr. Hawkins increase the allocation of his time to the Redwood Neuroscience Institute such that he cannot participate in product planning at Handspring, our business could be harmed.

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

      Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In particular, we have received, and expect to continue to receive, communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards.

      Any litigation to determine the validity of intellectual property claims, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. Our policy is to vigorously defend meritless lawsuits while respecting the intellectual property rights of others. We cannot assure that we would prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages and costs;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms, or at all.

      We currently are a defendant in the two patent infringement lawsuits described below.

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted our motion for summary judgment finding that we did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling. On August 28, 2003, the new district judge rejected NCR’s objection and affirmed the magistrate’s ruling.

      On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin us from infringing the patent in the future. We filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that we do not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, we filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part our summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part.

Provisions in our charter documents might deter a company from acquiring us.

      We have a classified board of directors. Our stockholders are unable to call special meetings of stockholders, to act by written consent, or to remove any director or the entire board of directors without a super majority vote or to fill any vacancy on the board of directors. Our stockholders must also meet advance notice requirements for stockholder proposals. Our board of directors may also issue preferred stock without any vote or further action by the stockholders. These provisions, the stockholder rights plan we recently implemented and other provisions under Delaware law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

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

Item 8.	Financial Statements and Supplementary Data

      The index to our Consolidated Financial Statements and the Report of the Independent Accountants appears in Part IV of this annual report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The Company currently has six directors divided among three classes as follows: Class I — Bruce W. Dunlevie; Class II — Jeffrey C. Hawkins and L. John Doerr; and Class III — Donna L. Dubinsky, Mitchell E. Kertzman and William E. Kennard. The Class I director was elected for a three-year term which expires at the 2004 Annual Meeting of stockholders. The Class II directors were elected for a three-year term which expires at the 2005 Annual Meeting of stockholders. The Class III directors were elected for a three-year term which expires at the 2003 Annual Meeting of stockholders.

      The names of the members of the Board and certain information about them as of July 26, 2003, are set forth below:

			Director
Name of Director	Age	Principal Occupation	Since

Donna L. Dubinsky	48	Chief Executive Officer of Handspring, Inc.	1998
Jeffrey C. Hawkins	46	Chairman of the Board and Chief Product Officer of Handspring, Inc.	1998
L. John Doerr(2)	52	General Partner of Kleiner Perkins Caufield & Byers	1998
Bruce W. Dunlevie(1)(2)	46	Managing Member of Benchmark Capital	1998
William E. Kennard	46	Managing Director of The Carlyle Group	2001
Mitchell E. Kertzman(1)	54	General Partner of Hummer Winblad Venture Partners	2000

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

      Ms. Dubinsky is a co-founder of Handspring. She has been the Chief Executive Officer and a director since July 1998. From July 1998 through October 2002, she served as President of Handspring and from July 2002 through September 2002, she served as the Acting Chief Financial Officer. She served as President and Chief Executive Officer of Palm Computing, Inc. (Palm) from June 1992 to July 1998. From 1982 to 1991, she was with Claris Corporation, a subsidiary of Apple Computer, Inc. (Apple), and with Apple, where she served in a number of logistics, sales and marketing positions, most recently as Vice President International of Claris from 1987 to January 1991. Ms. Dubinsky is also a director of Intuit Inc. and a Trustee of the Computer History Museum. She holds a B.A. degree in history from Yale University and an M.B.A. from the Harvard Graduate School of Business Administration.

      Mr. Hawkins is a co-founder of Handspring. He has been the Chief Product Officer and Chairman of the Board since July 1998. Since April 2002, he has served as Chairman and Executive Director of the Redwood Neuroscience Institute. He was a founder of Palm and served as its Product Architect and one of its directors from 1992 to June 1998. From 1982 to 1992, Mr. Hawkins was Vice President of Research at GRiD Systems Corporation, a laptop computer company. He holds a B.S. degree in electrical engineering from Cornell University.

      Mr. Doerr has served as a director of Handspring since October 1998. He has been a general partner of Kleiner Perkins Caufield & Byers since September 1980. Before his tenure at Kleiner Perkins, Mr. Doerr was employed by Intel Corporation for five years. He serves on the Board of Directors of Intuit Inc., Amazon.com, Inc., drugstore.com, Inc., Homestore, Inc., and Sun Microsystems, Inc. Mr. Doerr holds B.S.E.E. and M.E.E. degrees from Rice University and an M.B.A. from the Harvard Graduate School of Business Administration.

      Mr. Dunlevie has served as a director of Handspring since October 1998. Mr. Dunlevie has been a Managing Member of Benchmark Capital, a venture capital firm, since its founding in May 1995. From 1989 to 1995, Mr. Dunlevie was a general partner at Merrill, Pickard, Anderson & Eyre, a venture capital firm. Mr. Dunlevie also has served as Vice President and General Manager of the Personal Computer Division of Everex Systems, Inc., a personal computer manufacturer, and as an investment banker with Goldman, Sachs & Co. He is a director of Rambus, Inc. and of several privately held companies. Mr. Dunlevie holds a B.A. degree from Rice University and an M.B.A. from the Stanford Graduate School of Business.

      Mr. Kennard has served as a director of Handspring since April 2001. He has been a Managing Director in the Global Telecommunications and Media Group of The Carlyle Group since May 2001. Prior to joining The Carlyle Group, Mr. Kennard served as Chairman of the U.S. Federal Communications Commission from November 1997 to January 2001. Mr. Kennard served as the FCC’s general counsel from December 1993 to November 1997. Before serving in government, Mr. Kennard was a partner and member of the Board of Directors of the law firm of Verner, Liipfert, Bernhard, McPherson and Hand. Mr. Kennard also serves as a director of Nextel Communications, Inc. and The New York Times Company. Mr. Kennard graduated from Stanford University and received his law degree from Yale Law School.

      Mr. Kertzman has served as a director of Handspring since April 2000. He has been a Partner of Hummer Winblad Venture Partners since June 2003. Prior to joining Hummer Winblad Venture Partners, Mr. Kertzman was the Chief Executive Officer and director of Liberate Technologies, an interactive TV software company, from November 1998 to June 2003, was the Chairman of the Board of Directors from June 2002 to June 2003, and was the President from November 1998 until January 2002. Mr. Kertzman was a member of the Board of Directors of Sybase, Inc., a database company, from February 1995 to November 1998 and he served as Chairman of Sybase’s Board of Directors from July 1997 to November 1998. Between February 1998 and August 1998, he also served as Co-Chief Executive Officer of Sybase. From July 1996 until February 1997, Mr. Kertzman served as Chief Executive Officer of Sybase and, from July 1996 until July 1997, he also served as President of Sybase. Between February 1995 and July 1996 he served as an Executive Vice President of Sybase. In February 1995, Sybase merged with Powersoft Corporation, a provider of application development tools. Mr. Kertzman had served as Chief Executive Officer and a director of Powersoft since he founded it in 1974. He also served as President of Powersoft from April 1974 to June 1992. Mr. Kertzman also serves as a director of CNET Networks, Inc.

Executive Officers and Key Employees

      The names of the executive officers and other key employees of the Company, and certain information about them as of July 26, 2003, are set forth below:

Name	Age	Position

Jeffrey C. Hawkins(1)	46	Chairman of the Board of Directors and Chief Product Officer
Donna L. Dubinsky(1)	48	Chief Executive Officer and a Director
Edward T. Colligan	42	President and Chief Operations Officer
William R. Slakey	44	Vice President and Chief Financial Officer
Celeste S. Baranski	45	Vice President, Engineering
C. John Hartnett	40	Vice President, Worldwide Operations
David G. Pine	44	Vice President and General Counsel and Secretary
Joseph K. Sipher	39	Vice President, Worldwide Marketing
Patricia A. Tomlinson	45	Vice President, Human Resources
Gregory S. Woock	40	Vice President, Worldwide Sales

(1)	Additional information with respect to Mr. Hawkins and Ms. Dubinsky is set forth herein under “Directors.”

      Mr. Colligan is a co-founder of Handspring. He has served as President of Handspring since October 2002 and Chief Operating Officer of Handspring since July 2001. Prior to his promotion to Chief Operating Officer, Mr. Colligan served as Senior Vice President, Marketing and Sales of Handspring from October 1998 through July 2001. Before he joined Handspring, he served as Vice President of Marketing of

Palm from January 1993 to September 1998. From 1986 to 1993, Mr. Colligan was at Radius Inc., a provider of displays and graphics cards, most recently serving as Vice President of Strategic and Product Marketing. He holds a B.A. degree in political science from the University of Oregon.

      Mr. Slakey has served as Vice President and Chief Financial Officer since September 2002. Before he joined Handspring, he was Executive Vice President and Chief Financial Officer at WJ Communications, a leading RF semiconductor company, from October 2001 to August 2002. From September 1999 to December 2000, he was Chief Financial Officer at SnapTrack, a QUALCOMM company that pioneered the industry’s most advanced GPS-based wireless tracking system for pinpointing wireless phones, PDAs, pagers and other wireless devices. Prior to SnapTrack, Mr. Slakey was a senior controller at 3COM’s Palm Computing Division and held various financial roles at Apple Computer. Mr. Slakey holds a B.A. degree in economics from the University of California and an M.B.A. from the Harvard Graduate School of Business Administration.

      Ms. Baranski has served as Vice President, Engineering of Handspring since September 1999. From January 1999 to August 1999, she served as a Product Development Manager at Set Engineering, Inc., a product development consulting company. She served as a Research and Development Manager for the Mobile Computing Division at Hewlett Packard Company from March 1996 to November 1998. Before that she served as Director of Product Development at Norand Corporation, a supplier of handheld computers to vertical markets, from June 1994 to February 1996, and as Vice President of Engineering at EO, Inc., a start-up PDA company, from 1990 to 1994. She holds B.S. and M.S. degrees in electrical engineering from Stanford University.

      Mr. Hartnett has served as Vice President, Customer Relations and Operations of Handspring since February 2000. From July 1999 to February 2000, he served as Senior Vice President of Marketing, Support and Operations of MetaCreations, a creative web software company. Mr. Hartnett also served as Vice President of Worldwide Support and Operations for MetaCreations from December 1997 to July 1999 and Vice President of International Operations for MetaCreations from July 1996 to December 1997. Prior to joining MetaCreations, Mr. Hartnett was with Claris Corporation from 1992 to July 1996 where he most recently held the position of Director of International Operations. He holds a degree in marketing from the Marketing Institute of Ireland and a Post Graduate degree in finance through the ACCA and the University of Limerick.

      Mr. Pine has served as Vice President, General Counsel of Handspring since May 2000 and Secretary since February 2001. From April 1996 to May 2000, Mr. Pine served with At Home Corporation, most recently as Senior Vice President and General Counsel and Secretary. From 1990 to March 1996, he was Vice President, General Counsel and Secretary of Radius Inc., a manufacturer of Macintosh computer peripherals. Mr. Pine also has served as a state legislator in the New Hampshire House of Representatives. Mr. Pine holds an A.B. degree in government from Dartmouth College and a J.D. degree from the University of Michigan Law School.

      Mr. Sipher has served as Vice President, Product Marketing of Handspring since May 2000. From May 1993 through May 2000, he served in a number of product marketing management positions at Palm Computing, Inc., most recently as a Palm Fellow. Prior to Palm, Mr. Sipher held positions at Microsoft Corporation and Apple. Mr. Sipher holds a B.A. degree in English and an M.B.A. both from the University of Michigan.

      Ms. Tomlinson has served as Vice President, Human Resources of Handspring since January 2000. From April 1996 to November 1999, she was Vice President of Human Resources at Edify Corporation, a self-service software company. From March 1995 to April 1996, she was Vice President of Human Resources for the Desktop Document Systems Division of Xerox Corporation. Ms. Tomlinson also served as Director of Human Resources at Synopsys, Inc., an electronic design automation software company, from June 1992 to March 1995. From July 1983 to June 1992, she held human resources management positions with Apple Computer, Inc. Ms. Tomlinson holds a B.A. degree in sociology from Pomona College.

      Mr. Woock has served as Vice President, North American Sales of Handspring since November 1999. From April 1992 through September 1999, Mr. Woock was at Creative Labs, Inc., a provider of PC entertainment products, most recently serving as Vice President of Sales. Prior to Creative Labs, Mr. Woock worked for Canon USA. Mr. Woock earned his B.A. from Columbia College in Chicago.

Section 16(a) Beneficial Ownership Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of common stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Commission. These persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these persons, we believe that all Section 16(a) filing requirements were met during fiscal 2003 except with respect to each of the stock option grants described below that were subsequently reported on a late Form 4.

      Under Handspring’s 2000 Equity Incentive Plan, each member of Handspring’s Board of Directors who is not a Handspring employee, automatically receives a 11,250 share option grant immediately following each annual meeting of stockholders. On November 7, 2002, the following directors received such an automatic grant: L. John Doerr, Bruce Dunlevie, William Kennard and Mitchell Kertzman.

      On November 18, 2002, each of the following executive officers of Handspring were granted stock options pursuant to Handspring’s Option Exchange Program following the cancellation of earlier stock options for the same number of shares with a higher exercise price: Celeste Baranski (40,000 shares), Edward Colligan (200,000 shares), David Pine (490,000 shares), William Slakey (80,000 shares) and Gregory Woock (80,000 shares). The options canceled by each of these executive officers was reported on a timely basis.

      On February 5, 2003, each of the following executive officers of Handspring were granted stock options pursuant to Handspring’s 2000 Equity Incentive Plan: Celeste Baranski (80,000 shares), Edward Colligan (200,000 shares), David Pine (80,000 shares) and Gregory Woock (25,000 shares).

      Prior to August 29, 2002, each of the stock options described above was eligible for reporting on a year-end Form 5. Section 403 of the Sarbanes-Oxley Act of 2002, however, amended Section 16(a) effective August 29, 2002 to require such stock option grants to be reported by the end of the second business day following the date of grant.

Item 11.	Executive Compensation

Executive Compensation

      The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to us and our subsidiaries during each of fiscal 2003, 2002 and 2001 by (i) our chief executive officer and (ii) our five other most highly compensated employees who were serving as executive officers at the end of fiscal 2003 (together, the Named Executive Officers). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table:

					Long-Term
		Annual Compensation($)			Compensation

				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation	Options(#)	Compensation($)

Donna L. Dubinsky —	2003	$165,376	$—	$—	—	$—
Chief Executive Officer	2002	$186,666	$—	$—	—	$—
and a Director	2001	$150,000	$—	$—	—	$—
Gregory S. Woock —	2003	$171,900	$22,076	$—	105,000	$—
Vice President,	2002	$178,267	$33,846	$—	25,000	$—
Worldwide Sales(1)	2001	$172,500	$7,500	$—	25,000	$—
Celeste S. Baranski —	2003	$193,500	$—	$—	120,000	$—
Vice President,	2002	$194,641	$—	$—	40,000	$—
Engineering	2001	$183,327	$—	$—	40,000	$—
Edward T. Colligan —	2003	$180,000	$—	$—	400,000	$—
President and Chief	2002	$186,666	$—	$—	—	$—
Operations Officer	2001	$200,000	$—	$—	200,000	$—
C. John Hartnett —	2003	$180,000	$—	$—	120,000	$—
Vice President,	2002	$186,667	$—	$—	40,000	$—
Worldwide	2001	$200,000	$—	$—	40,000	$—
Operations
David G. Pine —	2003	$180,000	$—	$—	570,000	$—
Vice President and	2002	$126,667	$—	$—	40,000	$—
General Counsel and	2001	$200,000	$—	$—	40,000	$—
Secretary

(1)	Bonus paid to Mr. Woock consists of sales commissions.

Grant of Stock Options

      The following table sets forth further information regarding individual grants of stock options during fiscal 2003 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of our Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants in Fiscal 2003

	Individual Grants
						Potential Realizable Value
	Number of		Percent of			at Assumed Annual Rates
	Securities		Total Options			of Stock Price Appreciation
	Underlying		Granted to	Per Share		for Option Term(2)
	Options		Employees in	Exercise	Expiration
Name	Granted(#)		Fiscal 2003	Price($/sh)(1)	Date	5%($)	10%($)

Donna L. Dubinsky	—		—%	$—	—	$—	$—
Gregory S. Woock	25,000	(3)	0.2%	$1.01	5/4/11	$12,898	$31,288
	80,000		0.6%	$0.78	2/5/13	$39,193	$99,322
Celeste S. Baranski	40,000	(3)	0.3%	$1.01	5/4/11	$20,637	$50,061
	80,000		0.6%	$0.78	2/5/13	$39,193	$99,322
Edward T. Colligan	200,000	(3)	1.6%	$1.01	6/15/11	$104,901	$255,293
	200,000		1.6%	$0.78	2/5/13	$97,982	$248,305
C. John Hartnett	40,000	(3)	0.3%	$1.01	5/4/11	$20,637	$50,061
	76,668		0.6%	$0.78	2/5/13	$37,560	$95,185
	3,332		—%	$0.78	2/5/13	$1,632	$4,137
David G. Pine	253,541	(3)	2.0%	$1.01	5/1/10	$112,235	$264,778
	196,459	(3)	1.6%	$1.01	5/1/10	$86,967	$205,166
	40,000	(3)	0.3%	$1.01	5/4/11	$20,637	$50,061
	56,668		0.5%	$0.78	2/5/13	$27,762	$70,355
	23,332		0.2%	$0.78	2/5/13	$11,431	$28,967

(1)	Handspring stock options were awarded to the Named Executive Officers with an exercise price equal to the fair market value of Handspring’s Common Stock on the date of grant. Handspring stock options expire ten years after the date of grant or at the time of the optionee’s termination of employment.

(2)	The 5% and 10% assumed rates of annual compound stock price appreciation are prescribed by rules of the SEC and do not represent Handspring’s estimate or projection of future Common Stock prices.

(3)	Stock options granted pursuant to Handspring’s Option Exchange Program following the cancellation of an earlier stock option for the same number of shares with a higher exercise price.

Exercise of Stock Options

      The following table sets forth certain information concerning the exercise of stock options during fiscal 2003 by each of the Named Executive Officers and the number and value at June 28, 2003 of unexercised options held by said individuals. There were no shares acquired on the exercise of stock options by the Named Executive Officers during fiscal 2003.

Aggregated Option Exercise in Fiscal 2003 and Fiscal Year-End Option Values:

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at June 28, 2003		In-the-Money Options
	(shares)		at June 28, 2003(1)($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Donna L. Dubinsky	—	—	$—	$—
Gregory S. Woock	80,572	153,960	$7,658	$25,577
Celeste S. Baranski	829,791	242,709	$476,586	$68,238
Edward T. Colligan	4,126,128	375,001	$3,977,643	$46,100
C. John Hartnett	231,902	270,836	$—	$19,680
David G. Pine	290,626	319,374	$2,906	$21,274

(1)	These values have not been, and may never be, realized. The values are based on the positive spread between the respective exercise prices of outstanding stock options and the closing price of Handspring’s Common Stock on June 28, 2003 ($1.02 per share).

Compensation of Directors

      Each member of the Board of Directors who is not employed by us and who resides outside of the San Francisco Bay Area is paid a fee of $2,000 for each meeting of the Board of Directors, or committee thereof, attended in person by that director. Mr. Kennard is the only director who currently resides outside the San Francisco Bay Area and is not employed by us. In any calendar year, there are typically four regular meetings of the Board held in person and numerous special meetings of the Board held by telephone conference call.

      In addition, under our 2000 Equity Incentive Plan, each Handspring director who is not a Handspring employee (or of any parent or subsidiary of Handspring) (Outside Director) receives automatic grants of stock options. The following equity compensation will be paid to the Outside Directors:

(1) Upon joining the Board, each new Outside Director will be automatically granted an option to purchase 37,500 shares of Common Stock on the date the Outside Director first becomes a member of the Board (an Initial Grant), to be vested as to 25% of the shares on the one year anniversary of the start date for such Initial Grant, and thereafter as to 2.08333% of the shares at the end of each full succeeding month, so long as the Outside Director continuously remains a director or a consultant of Handspring.

(2) Immediately following each annual meeting of stockholders, each Outside Director will automatically receive a new 11,250 share option grant (a Succeeding Grant), to be vested as to 25% of the shares on the one year anniversary of the start date for such Succeeding Grant, and thereafter as to 2.08333% of the shares at the end of each full succeeding month, so long as the Outside Director continuously remains a director or a consultant of Handspring.

      Notwithstanding the foregoing, the Board may increase or decrease the number of option shares that may be granted to an Outside Director under the 2000 Equity Incentive Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

      Employment and Retention and Severance Agreements. Handspring has adopted a retention and severance plan to induce full-time employees of Handspring to remain employed by Handspring through the merger with Palm, and, in some instances, for transition periods following the merger. Under the retention and severance plan, William Slakey, David Pine and Donna Dubinsky, each an executive officer of Handspring, will receive the following severance payments and benefits: a lump sum payment equal to 12 months of base salary; 100% acceleration of vesting of all outstanding unvested equity awards and payment of any costs incurred in connection with continuation of health coverage under the Consolidated Omnibus Budget Reconciliation Act for a 12 month period. To receive these payment and benefits, these individuals must be full time employee of Handspring as of the closing of the merger and must sign both a release of claims and an acknowledgement of his or her continuing obligations under Handspring’s employee invention and confidentiality agreement.

      Indemnification agreements with directors and executive officers. We have entered into indemnification agreements with certain of our directors and executive officers, including some who began serving as directors or executive officers within the past year. These agreements provide the maximum indemnity available to them under Section 145 of the Delaware General Corporation Law and under our bylaws, as well as certain additional procedural protections. These agreements provide generally that we will advance expenses incurred by directors and executive officers in any action or proceeding as to which they may be indemnified, and require us to indemnify such individuals to the fullest extent permitted by law.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board (the Committee) makes all decisions involving the compensation of executive officers of Handspring. The Committee consists of the following non-employee directors: L. John Doerr and Bruce W. Dunlevie. No executive officer of Handspring served during fiscal 2003 or currently serves, as a member of the Board of Directors or the Compensation Committee of any entity that has one or more executive officers serving on Handspring’s Board or Handspring’s Committee. Although Donna L. Dubinsky (Handspring’s Chief Executive Officer), David G. Pine (Handspring’s Vice President, General Counsel and Secretary) and Patricia A. Tomlinson (Handspring’s Vice President, Human Resources) are generally invited to attend the meetings of the Committee, they do not participate in deliberations that relate to their own compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table sets forth certain information, as of June 28, 2003, concerning securities authorized for issuance under all equity compensation plans of Handspring:

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	21,036,760	$1.17	22,038,767 (1)
Equity compensation plans not approved by security holders	— (2)	— (2)	— (2)

Total	21,036,760	$1.17	22,038,767

(1)	Reflects 1,237,661 shares available for issuance under Handspring’s 2000 Employee Stock Purchase Plan and 20,801,106 shares available for issuance under Handspring’s 2000 Equity Incentive Plan. There are no shares available for issuance under Handspring’s 1998 Equity Incentive Plan and 1999 Equity Incentive Plan.

(2)	Does not include options and warrants to purchase 36,125 shares outstanding, with a weighted average exercise price of $0.88 that were assumed in Handspring’s acquisition of BlueLark Systems, Inc. There were no shares available for future issuance under the BlueLark plans.

      The following table sets forth certain information, as of July 26, 2003, with respect to the beneficial ownership of Handspring’s Common Stock by (i) each stockholder known by Handspring to be the beneficial owner of more than 5% of Handspring’s Common Stock, (ii) each director/ nominee, (iii) each of the Named Executive Officers of Handspring (as defined above) and (iv) all directors and executive officers as a group. There were 148,642,451 shares of Handspring’s Common Stock outstanding on July 26, 2003.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Jeffrey C. Hawkins(3)	36,879,608	24.8%
Donna L. Dubinsky(4)	21,800,728	14.7
L. John Doerr(5)	14,885,985	10.0
Kleiner Perkins Caufield & Byers 2750 Sand Hill Road Menlo Park, California 94205
M-F Downtown Sunnyvale, LLC(6)	10,000,000	6.3
Edward T. Colligan(7)	5,685,088	3.7
Bruce W. Dunlevie(8)	5,012,462	3.4
Benchmark Capital Partners II, LP 2480 Sand Hill Road Menlo Park, California 94205
Celeste S. Baranski(9)	1,166,606	*
Gregory S. Woock(10)	450,087	*
C. John Hartnett(11)	349,648	*
David G. Pine(12)	347,916	*
Mitchell E. Kertzman(13)	37,186	*
William E. Kennard(14)	27,811	*
All Directors and Executive Officers (11 persons)(15)	86,643,125	56.1%

*	Less than 1%

(1)	Unless otherwise indicated above, the address for each person and entity named in the table is: c/o Handspring, Inc., 189 Bernardo Avenue, Mountain View, California 94043.

(2)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3)	Includes 36,686,108 shares held by Mr. Hawkins and his spouse as trustees under the Strauss-Hawkins Trust Agreement dated April 17, 1991. Also includes 193,500 shares held by various charitable trusts for which Mr. Hawkins is the trustee.

(4)	Represents shares held by Ms. Dubinsky as trustee under the Amended and Restated Dubinsky Trust Agreement dated May 23, 1995.

(5)	Represents 13,848,663 shares held by Kleiner Perkins Caufield & Byers VIII, L.P., 802,185 shares held by KPCB VIII Founders Fund, L.P. and 15,670 shares held by KPCB Information Sciences Zaibatsu Fund II, L.P., 214,312 shares held by Mr. Doerr and 5,155 shares issuable upon the exercise of options held by Mr. Doerr that are exercisable within 60 days of July 26, 2003. Mr. Doerr is a general partner of KPCB VIII Associates, L.P., which is a general partner of Kleiner Perkins Caulfield & Byers VIII, L.P.

(6)	Represents 1,000,000 shares held by M-F Downtown Sunnyvale, LLC and 9,000,000 shares subject to a fully exercisable warrant held by M-F Downtown Sunnyvale, LLC. The address of M-F Downtown Sunnyvale, LLC is c/o the Mozart Development Company, 1068 East Meadow Circle, Palo Alto, California 94303.

(7)	Represents 1,533,960 shares held by Mr. Colligan and his spouse and 4,151,128 shares subject to options held by Mr. Colligan that are exercisable within 60 days of July 26, 2003.

(8)	Represents 474,093 shares held by Mr. Dunlevie and his spouse as trustees under the Bruce and Elizabeth Dunlevie Living Trust U/ A/ D, 4/8/2002, Bruce and Elizabeth Dunlevie TTEES, 5,155

shares issuable upon the exercise of options held by Mr. Dunlevie that are exercisable within 60 days of July 26, 2003 and 4,533,214 shares held by Benchmark Capital Partners II, L.P. as nominee for Benchmark Capital Partners II, L.P., Benchmark Founders’ Fund II, L.P., Benchmark Founders’ Fund II-A, L.P. and Benchmark Members’ Fund II, L.P. Mr. Dunlevie is a Managing Member of Benchmark Capital Management Co. II, LLC, the general partner of Benchmark Capital Partners II, L.P., Benchmark Founders’ Fund II, L.P., Benchmark Founders’ Fund II-A, L.P. and Benchmark Members’ Fund II, L.P. Mr. Dunlevie disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Benchmark funds.

(9)	Represents 247,440 shares held by Ms. Baranski and 919,166 shares subject to options held by Ms. Baranski that are exercisable within 60 days of July 26, 2003.

(10)	Represents 338,265 shares held by Mr. Woock and his spouse and 111,822 shares subject to options held by Mr. Woock that are exercisable within 60 days of July 26, 2003.

(11)	Represents 70,559 shares held by Mr. Hartnett and 279,089 shares subject to options held by Mr. Hartnett that are exercisable within 60 days of July 26, 2003.

(12)	Represents 27,500 shares held by Mr. Pine and 320,416 shares subject to options held by Mr. Pine that are exercisable within 60 days of July 26, 2003.

(13)	Represents shares subject to options held by Mr. Kertzman that are exercisable within 60 days of July 26, 2003.

(14)	Represents shares subject to options held by Mr. Kennard that are exercisable within 60 days of July 26, 2003.

(15)	Includes 5,856,928 shares subject to options held that are exercisable within 60 days of July 26, 2003.

Item 13.	Certain Relationships and Related Transactions

      From July 1, 2002 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $60,000 to which we or any of our subsidiaries were (or will be) a party and in which any executive officer, director, 5% beneficial owner of our Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except under “Executive Compensation” and “Compensation of Directors” and except as follows:

      M-F Downtown Sunnyvale, LLC, a landlord for certain of our facilities, holds 1,000,000 shares of Handspring common stock which it obtained upon exercising a warrant issued in connection with the restructuring of our lease obligations in Sunnyvale, California. In connection with this lease restructuring, M-F Downtown Sunnyvale, LLC also was issued a fully exercisable warrant to purchase an additional 9,000,000 shares of Handspring common stock. These holdings in the aggregate represent approximately 6.3% of our total outstanding common stock. In fiscal 2003, we paid M-F Downtown Sunnyvale, LLC approximately $333,000 under a promissory note and amended lease agreement that were put in place in connection the restructuring of the Sunnyvale lease obligations.

Item 14.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 (the Exchange Act) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

      Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K:

      (a)(2) Financial Statement Schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 28, 2003:	Period	Expenses	Deductions	Period

	(In thousands)
Allowance for doubtful accounts	$3,711	$319	$(924)	$3,106
Product return reserve	2,860	13,142	(15,598)	404
Accrued product warranty	14,436	12,429	(14,712)	12,153

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 29, 2002:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$2,239	$1,667	$(195)	$3,711
Product return reserve	4,552	15,060	(16,752)	2,860
Accrued product warranty	13,202	19,801	(18,567)	14,436

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 30, 2001:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$50	$3,017	$(828)	$2,239
Product return reserve	2,364	14,682	(12,494)	4,552
Accrued product warranty	8,033	28,287	(23,118)	13,202

      (a)(3) Exhibits.

Exhibit
Number		Exhibit Title

2.1	—	Agreement and Plan of Reorganization by and among the Registrant, Palm, Inc., Peace Separation Corporation and Harmony Acquisition Corporation, dated as of June 4, 2003(7)
2.2	—	Form of Voting Agreement by and between Palm, Inc. and each of certain individual stockholders of the Registrant, dated as of June 4, 2003(7)
3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
3.3	—	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on June 11, 2003 (incorporated by reference to Exhibit 3.2 of the Form 8-A)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
4.3	—	Rights Agreement dated June 5, 2003 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 000-30719) filed June 11, 2003 (the Form 8-A)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002(4)†
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*(4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Master Purchase Agreement For Subscriber Equipment between Registrant and Sprint Spectrum L.P., dated March 14, 2002(5)†
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001(4)†
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002(4)†
10.19	—	Master Purchase Agreement between Registrant and AirPrime, Inc., dated September 10, 2002(5)†

Exhibit
Number		Exhibit Title

10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.32	—	Limited Liability Company Agreement of Handspring Facility Company, LLC, dated as of January 15, 2003(6)
10.33	—	Property Purchase and Lease Modification Agreement between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 16, 2003(6)
10.34	—	Amended and Restated Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.35	—	Guaranty by and between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.36	—	Promissory Note between Registrant and Handspring Facility Company, LLC, dated as of January 29, 2003(6)
10.37	—	Warrant to Purchase Common Stock (1,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.38	—	Warrant to Purchase Common Stock (9,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.39	—	Warrant to Purchase Common Stock (150,000 shares) between Registrant and EOP-Industrial Portfolio, L.L.C., dated as of March 15, 2003 (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 (File No. 333-106136) filed June 13, 2003)
10.40	—	Loan Agreement by and between the Registrant and Palm, Inc., dated as of June 4, 2003(7)
21.1	—	List of Subsidiaries of Registrant
23.1	—	Consent of PricewaterhouseCoopers LLP
31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit Title

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 27, 2002.

(5)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on November 12, 2002.

(6)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on January 31, 2003.

(7)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on June 11, 2003.

      (b) Reports on Form 8-K.

      On June 11, 2003, we filed a report on Form 8-K pursuant to Items 5 and 7, announcing that we entered into a definitive agreement for Palm, Inc. to acquire Handspring.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Handspring, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of Handspring, Inc. and its subsidiaries at June 28, 2003 and June 29, 2002 and the results of their operations and their cash flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

July 21, 2003

HANDSPRING, INC.

CONSOLIDATED BALANCE SHEETS

	June 28, 2003	June 29, 2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,308	$85,554
Short-term investments	5,602	15,235
Accounts receivable, net of allowance for doubtful accounts of $3,106 and $3,711 as of June 28, 2003 and June 29, 2002, respectively	5,290	20,491
Prepaid expenses and other current assets	2,956	3,667
Inventories	3,841	20,084
Restricted investments for committed tenant improvements and other	8,185	—

Total current assets	57,182	145,031
Restricted investments	—	49,482
Property and equipment, net	5,917	12,478
Construction in progress-Sunnyvale tenant improvements	—	6,614
Construction in progress-Sunnyvale property (Note 3)	14,291	73,979
Other assets	3,377	2,570

Total assets	$80,767	$290,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,661	$44,490
Accrued liabilities	33,853	48,779
Provision for committed tenant improvements and other	8,185	—
Non-cash obligations for construction in progress-Sunnyvale property	—	73,979

Total current liabilities	57,699	167,248
Long-term liabilities:
Non-cash obligations for construction in progress-Sunnyvale property	14,291	—
Sunnyvale note payable	2,150	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, 1,000,000,000 shares authorized; 148,611,942 and 143,126,516 shares issued and outstanding at June 28, 2003 and June 29, 2002 respectively	149	143
Additional paid-in capital	425,983	419,256
Deferred stock compensation	(1,284)	(9,468)
Accumulated other comprehensive loss	(931)	(793)
Accumulated deficit	(417,290)	(286,232)

Total stockholders’ equity	6,627	122,906

Total liabilities and stockholders’ equity	$80,767	$290,154

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands, except per share amounts)
Revenue	$147,256	$240,651	$370,943

Costs and operating expenses:
Cost of revenue	112,152	205,917	292,311
Research and development	22,226	24,739	23,603
Selling, general and administrative	61,053	85,612	145,132
In-process research and development	—	—	12,225
Amortization of deferred stock compensation and intangibles(*)	8,516	20,181	32,830
Sunnyvale lease restructuring	75,931	—	—

Total costs and operating expenses	279,878	336,449	506,101

Loss from operations	(132,622)	(95,798)	(135,158)
Interest and other income, net	1,802	5,259	12,195

Loss before taxes	(130,820)	(90,539)	(122,963)
Income tax provision	238	1,050	3,000

Net loss	$(131,058)	$(91,589)	$(125,963)

Basic and diluted net loss per share	$(0.91)	$(0.71)	$(1.21)

Shares used in calculating basic and diluted net loss per share	144,444	128,221	103,896

(*) Amortization of deferred stock compensation and intangibles:
Cost of revenue	$1,080	$2,586	$4,521
Research and development	1,966	4,672	6,926
Selling, general and administrative	5,470	12,923	21,383

	$8,516	$20,181	$32,830

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-In	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

	(In thousands)
Balances, July 1, 2000	125,437	$125	$321,116	$(58,268)	$(64)	$(68,680)	$194,229
Net proceeds from issuance of common stock upon exercise of underwriters’ over-allotment	1,500	2	27,967	—	—	—	27,969
Issuance of common stock under stock option and stock purchase plans	2,796	3	3,106	—	—	—	3,109
Repurchase of common stock	(185)	—	(41)	—	—	—	(41)
Issuance of common stock for acquisition of BlueLark	402	—	16,018	(3,930)	—	—	12,088
Amortization of deferred stock compensation	—	—	—	32,753	—	—	32,753
Unrealized gain on securities	—	—	—	—	355	—	355
Foreign currency translation adjustments	—	—	—	—	703	—	703
Net loss	—	—	—	—	—	(125,963)	(125,963)

Balances, June 30, 2001	129,950	130	368,166	(29,445)	994	(194,643)	145,202
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	8,875	9	47,027	—	—	—	47,036
Issuance of common stock under stock option and stock purchase plans	4,328	4	4,063	—	—	—	4,067
Repurchase of common stock	(26)	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	19,977	—	—	19,977
Unrealized loss on securities	—	—	—	—	(203)	—	(203)
Foreign currency translation adjustments	—	—	—	—	(1,584)	—	(1,584)
Net loss	—	—	—	—	—	(91,589)	(91,589)

Balances, June 29, 2002	143,127	143	419,256	(9,468)	(793)	(286,232)	122,906
Issuance of warrants	—	—	3,747	—	—	—	3,747
Issuance of common stock under stock option and warrants and stock purchase plans	5,670	6	3,035	—	—	—	3,041
Repurchase of common stock	(185)	—	(55)	—	—	—	(55)
Amortization of deferred stock compensation	—	—	—	8,184	—	—	8,184
Unrealized loss on securities	—	—	—	—	(128)	—	(128)
Foreign currency translation adjustments	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	(131,058)	(131,058)

Balances, June 28, 2003	148,612	$149	$425,983	$(1,284)	$(931)	$(417,290)	$6,627

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(131,058)	$(91,589)	$(125,963)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,958	8,542	7,104
Amortization of deferred stock compensation and intangibles	8,516	20,181	32,830
In-process research and development	—	—	12,225
Write-off of excess and obsolete inventories	—	—	26,811
Amortization of premium or discount on available-for-sale securities, net	62	83	(1,313)
Write-off of fixed assets	411	—	—
Write-off of leases	536	—	—
Sunnyvale lease restructuring	75,931	—	—
Gain on sale of available-for-sale securities	—	(784)	(277)
Changes in assets and liabilities:
Accounts receivable	15,240	(7,438)	6,625
Prepaid expenses and other current assets	(1,182)	15,518	(18,219)
Inventories	16,280	(17,030)	(10,011)
Other assets	1,105	175	(40)
Accounts payable	(25,566)	5,409	18,701
Accrued liabilities	(15,176)	(22,094)	34,584

Net cash used in operating activities	(46,943)	(89,027)	(16,943)

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,604)	(69,989)	(244,972)
Sales and maturities of available-for-sale securities	17,047	118,863	186,866
Purchases of investments for collateral on operating leases	—	—	(51,287)
Reduction of pledged investments	41,295	—	—
Purchases of property and equipment and construction in progress — Sunnyvale tenant improvements	(13,378)	(12,501)	(14,283)
Cash acquired from acquisition	—	—	29

Net cash provided by (used in) investing activities	37,360	36,373	(123,647)

	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Cash flows from financing activities:
Net proceeds from issuance of common stock in private offering, underwritten public offering and upon exercise of underwriter’s over-allotment	—	47,036	—
Proceeds from issuance of common stock	3,041	4,067	3,109
Net proceeds from initial public offering and exercise of underwriters’ over-allotment	—	—	27,969
Principal payments on borrowings	—	—	(83)
Repurchase of common stock	(55)	—	(41)
Repayment of obligations for construction in progress	(48,059)	—	—
Principal payments on notes payable	(250)	—	—

Net cash (used in) provided by financing activities	(45,323)	51,103	30,954

Effect of exchange rate changes on cash	660	(475)	668

Net decrease in cash and cash equivalents	(54,246)	(2,026)	(108,968)
Cash and cash equivalents:
Beginning of year	85,554	87,580	196,548

End of year	$31,308	$85,554	$87,580

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$1	$6

Cash paid for taxes	$239	$922	$236

Supplemental non-cash investing and financing activities:
Construction in progress — Sunnyvale property	$(59,688)	$73,979	$—

See accompanying notes to consolidated financial statements.

HANDSPRING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

      Description of business — Handspring, Inc. (the Company) was incorporated in California on July 29, 1998 under the name of JD Technology, Inc. In November 1998, the Company changed its name to Handspring, Inc., and in May 2000, the Company reincorporated in Delaware.

      The Company is a leading provider of handheld computing devices which include organizers and integrated, handheld wireless devices, known as communicators or smartphones. The Company develops, manufactures and markets these products for a broad range of markets and customers. Products are sold through select Internet and retail partners, both domestically and internationally and over the Company’s website.

      Principles of consolidation and basis of presentation — The consolidated financial statements of Handspring, Inc. include the accounts of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Fiscal year — The Company’s fiscal year is a 52-53 week fiscal year ending on the Saturday nearest to June 30. Unless otherwise stated, all years and dates refer to the fiscal year and fiscal periods. Fiscal year 2003 ended on June 28, 2003.

      Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

      Liquidity — From inception through June 28, 2003, the Company has incurred substantial losses and negative cash flows from operations and, as of June 28, 2003, the Company had an accumulated deficit of $417.3 million. For the year ended June 28, 2003, the Company recorded a net loss of $131.1 million and cash outflows for operating activities of $47.0 million.

      The Company operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. In addition, the Company has substantially completed a significant shift in the focus of its business from traditional handheld organizers to communicators. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.

      The Company believes that available cash resources, including the credit facility from Palm (see Notes 2 and 8), will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for the next twelve months. However, if revenues are lower or expenses are higher than anticipated, or if inventory, accounts receivable, or other assets require a greater use of cash than anticipated, the Company’s resources, including the credit facility from Palm, may prove to be insufficient for working capital and capital expenditure requirements. In addition, existing and potential customers and vendors may take actions that could further harm the Company’s liquidity position if they believe that the Company’s cash balances are not adequate. Depending on market conditions, any additional financing needed may not be available on terms acceptable to the Company, or at all, and would require Palm’s consent. If adequate funds are not available the Company’s business could be harmed.

2.	Agreement and Plan of Merger

      On June 4, 2003, the Company announced that it had entered into a merger agreement with Palm, Inc. under which it will merge with and into Harmony Acquisition Corporation, a wholly-owned subsidiary of Palm. Under the merger agreement, the Company’s stockholders will receive 0.09 shares of Palm common stock for each share of Handspring common stock owned. In addition, the merger agreement provides that upon completion of the merger, stock options and warrants to purchase the Company’s common stock granted

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s employees and directors that are outstanding and not exercised immediately before completing the merger will become stock options and warrants to purchase Palm common stock. The replacement options issued in the merger will generally have the same terms and conditions as were applicable under the Company’s stock option plans, except that the number of common shares subject to such stock options, and the exercise price of such stock options, will each be adjusted according to the exchange ratio in the merger agreement. The merger is subject to certain closing conditions, including, among other things, the approval of Handspring stockholders of the merger, approval of Palm stockholders of the issuance of Palm common stock in connection with the merger, distribution of PalmSource, Inc. common stock from Palm and other customary closing conditions. In connection with the merger agreement, Palm and the Company entered into a loan agreement pursuant to which Palm will provide up to an aggregate of $20.0 million in term loans to the Company.

3.	Summary of Significant Accounting Policies

      Cash and cash equivalents and short-term investments — The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

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

      At June 28, 2003, two customers accounted for 37%, and 27% of net receivables and one customer accounted for 37% of revenue during fiscal 2003. At June 29, 2002, four customers accounted for 12%, 10%, 10% and 10% of net receivables and one customer accounted for 15% of revenue during fiscal 2002. At June 30, 2001, four customers accounted for 40%, 20%, 17%, and 11% of net receivables and three customers accounted for 14%, 13% and 10% of revenue during fiscal 2001.

      Accounts receivable — Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses in the

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off as bad debt against the allowance.

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

      Other assets — Other assets include goodwill and other intangible assets carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of three years. In June 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which became effective for the Company beginning in fiscal 2003, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually. The Company applied impairment tests in May 2003 and determined goodwill to be impaired. The unamortized balance of $331,000 was expensed in the fourth quarter of fiscal 2003. There was no goodwill, net of accumulated amortization, and other intangibles, net of accumulated amortization, as of June 28, 2003 and $331,000 as of June 29. 2002. Accumulated amortization of goodwill and intangibles totaled $612,000 and $280,000 as of June 28, 2003 and June 29, 2002, respectively.

      Long-lived assets — The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

      Construction in progress — Sunnyvale property — Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF No. 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. Therefore, we have recorded such building costs related to the two new buildings under construction in Sunnyvale, California that the Company leases (see Note 7) as construction in progress with a corresponding non-cash obligation for construction in progress.

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Derivative Financial Instruments — The Company has entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company does not designate its foreign exchange forward contracts as hedges and accordingly, gains and losses resulting from exchange rate fluctuations on foreign exchange forward contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. The Company does not use forward contracts for speculative or trading purposes.

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

      Stock compensation — The Company accounts for stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, unearned stock compensation is based on the difference, if any, between the fair value of the Company’s common stock, on the date of the grant, and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting for Stock-Based Compensation — As discussed above, the Company accounts for its stock compensation using the method prescribed by APB No. 25. Had the Company determined its stock compensation cost based on the fair value at the grant dates for its employee stock options (including shares granted under the ESPP) according to the method prescribed by SFAS No. 123, the Company’s net loss would have been the pro forma amounts indicated below:

	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands, except per share data)
Net loss:
As reported	$(131,058)	$(91,589)	$(125,963)

Add: Amortization of deferred stock based compensation, net of tax	8,184	19,977	32,754
Less: Stock based compensation under fair value method, net of tax	(9,342)	(56,396)	(68,168)

Pro forma net loss	$(132,216)	$(128,008)	$(161,377)

Basic and diluted net loss per share:
As reported	$(0.91)	$(0.71)	$(1.21)

Pro forma	$(0.92)	$(1.00)	$(1.55)

      The Company calculated the fair value of each award on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Employee Stock Options Granted During			ESPP Shares Granted During

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 28,	June 29,	June 30,	June 28,	June 29,	June 30,
	2003	2002	2001	2003	2002	2001

Expected life (in years)	4	4	4	1	1	1
Risk-free interest rate	2.67%	4.22%	5.06%	2.67%	2.85%	4.81%
Expected volatility	132%	70%	70%	132%	70%	70%
Dividends	—	—	—	—	—	—

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The weighted average estimated fair value of options granted during fiscal 2003, 2002, and 2001 was $0.44, $1.31, and $17.09, respectively. The weighted average estimated fair value of shares granted under the ESPP was $0.49 during fiscal 2003, $1.89 during fiscal 2002 and $9.72 during fiscal 2001.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive loss — The FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an enterprise to report by major components and as a single total, the change in its net assets during the period from non-stockholder sources. The components of comprehensive loss were as follows:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(In thousands)
Net loss	$(131,058)	$(91,589)	$(125,963)
Currency translation adjustments	(10)	(1,584)	703
Unrealized gain (loss) on securities	(128)	(203)	355

Comprehensive loss	$(131,196)	$(93,376)	$(124,905)

      The components of accumulated other comprehensive income (loss) were as follows:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(In thousands)
Cumulative translation adjustments	$(932)	$(922)	$662
Unrealized gain on securities	1	129	332

Total accumulated other comprehensive income (loss)	$(931)	$(793)	$994

      Revenue recognition — Revenue is comprised almost entirely of sales of our communicator and organizer products. The Company recognizes a small portion of revenue from the sale of software and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. Sales of our communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customers have a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end user rebates and other sales programs and volume-based incentives.

      Revenue from extended warranty and support contracts is recognized ratably over the contract period. Amounts billed to customers in excess of revenue recognized on extended warranty and support contracts are recognized as deferred revenue until revenue recognition criteria are met.

      Revenue on software that includes multiple elements is allocated to each element based on vendor specific objective evidence of the fair value of each element pursuant to SOP 97-2, as amended. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. Vendor specific objective evidence of fair value is generally determined based on the price charged when each element is sold separately.

      No significant post-delivery obligations exist with respect to revenue recognized during fiscal 2003, 2002 or 2001.

      Returns reserve — The Company offers limited return rights on its products and accordingly, at the time the related sale is recorded, revenue is reduced for estimated returns. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns and inventory levels in the

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Advertising costs — The cost of advertising is expensed as incurred. For fiscal years 2003, 2002 and 2000 advertising costs totaled $1.8 million, $3.0 million and $31.0 million, respectively.

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

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands, except per share amounts)
Net loss	$(131,058)	$(91,589)	$(125,963)

Basic and diluted:
Weighted average common shares outstanding	144,875	137,391	128,004
Weighted average common shares subject to repurchase	(431)	(9,170)	(24,108)

Weighted average common shares used to compute basic and diluted net loss per share	144,444	128,221	103,896

Basic and diluted net loss per share	$(0.91)	$(0.71)	$(1.21)

      Diluted net loss per share does not include the effect of the following potential common shares at the dates indicated as their effect is anti-dilutive:

	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Common stock subject to repurchase	75	2,067	16,556
Shares issuable under stock options	21,037	16,463	31,544
Shares issuable under warrants	9,150	—	—

      The weighted average repurchase price of unvested stock was $0.71, $0.17, and $0.06 as of June 28, 2003, June 29, 2002 and June 30, 2001, respectively. The weighted-average exercise price of stock options outstanding was $1.17, $1.47 and $11.30 as of June 28, 2003, June 29, 2002 and June 30, 2001, respectively.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of our lease restructurings (see Note 7), in the third quarter of fiscal year 2003 we issued warrants to purchase a total of 10,150,000 shares of common stock. The weighted-average exercise price of warrants outstanding was $1.08 as of June 28, 2003.

      Recently issued accounting pronouncements — In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS No. 121 and resolves certain implementation issues. SFAS No. 144 was adopted by the Company at the beginning of fiscal 2003, and did not have a material impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s accounting for restructuring actions initiated during the third quarter of fiscal year 2003. However, the provisions of SFAS No. 146 may affect the timing and amount of future exit or disposal activities.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions are applicable for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25. The Company adopted the disclosure provisions of SFAS 148 in the third quarter of fiscal year 2003 and has included the new disclosure requirements in these notes to the consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations

      Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

4.	Acquisitions

      In February 2001, the Company completed its acquisition of BlueLark Systems, Inc. (BlueLark), a provider of software designed to power the delivery of content and services to mobile handheld devices, notably a Palm OS proxy-based browser. Under the terms of the agreement related to this acquisition, the Company issued 450,000 shares and options to purchase the Company’s common stock in exchange for all of BlueLark’s outstanding shares and options for a total purchase price of $16.4 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No. 16, Business Combinations.

      The Company considered various factors in determining the fair value of the total purchase price to allocate to the assets acquired and liabilities assumed from BlueLark, including in-process research and development. The amount allocated to in-process research and development was determined by assessing the stage and expected date of completion of the research and development efforts at the acquisition date, and calculating the net present value of cash flows expected to result from the new technology. The estimated net present value of cash flows took into account the characteristics and applications of the technologies, the size

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. These cash flows included the after-tax effects of future revenues, cost of revenues, operating expenses, working capital charge, and expenditures for capital and intangibles. Both the estimated stage of completion and the discount rate used to calculate the net present value factored into account the uncertainty surrounding the successful deployment of the new technology resulting from the in-process research and development effort.

      Of the total purchase price of $16.4 million, $82,000 was allocated to the net tangible assets acquired offset by $177,000 of liabilities assumed, $3.9 million was recorded as deferred compensation, $300,000 was recorded as assembled workforce, $12.0 million was allocated to in-process research and development and the remainder of $312,000 was recorded as goodwill. The deferred compensation charge relates to the intrinsic value of unvested stock options and restricted stock assumed in the transaction. This amount is being amortized, using the multiple option method, over the vesting period of the related options or restricted stock. The total amount allocated to goodwill and assembled workforce was being amortized on a straight-line basis over three years; however, with the adoption of SFAS No. 142 in fiscal 2003, amortization ceased and the value of assembled workforce was reclassified to goodwill. In accordance with SFAS No. 142, the Company applied impairment tests in May 2003 and determined the remaining goodwill to be impaired. The unamortized balance of $331,000 was expensed in the fourth quarter of fiscal 2003. In-process research and development was immediately expensed as of the date of the acquisition. The historical operations of BlueLark were not material to the Company’s financial position or results of operations and accordingly, proforma information has not been presented. Results of operations for BlueLark have been included with those of the Company subsequent to the acquisition date.

5.	Balance Sheet Components

Investments

      Available-for-sale securities consists of the following:

		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive
	Amortized Cost	Income (Loss)	Income (Loss)	Fair Value

	(In thousands)
June 28, 2003
Corporate obligations	$2,007	$—	$(1)	$2,006
Commercial paper	3,594	2	—	3,596
Money market	8,186	—	—	8,186

	$13,787	$2	$(1)	$13,788

June 29, 2002
Corporate obligations	$14,955	$168	$(39)	$15,084
Certificates of deposits	550	—	—	550
Money market	50,245	—	—	50,245

	$65,750	$168	$(39)	$65,879

      All available-for-sale debt securities had maturities of one year or less as of June 28, 2003 and June 29, 2002.

      There were no available-for-sale securities sold during fiscal 2003. Available-for-sale securities were sold for total proceeds of $73.9 million during fiscal 2002 with gross realized gains of $785,000 and gross realized losses of $1,000.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of fiscal 2003, available-for-sale securities included $8.2 million of pledges securities as collateral for lease payments. As of fiscal 2002, available-for-sale securities included $49.5 million of pledges securities as collateral for lease payments.

Inventories

      The components of inventories are as follows:

	June 28, 2003	June 29, 2002

	(In thousands)
Raw materials	$—	$380
Finished goods	3,841	19,704

	$3,841	$20,084

Property and Equipment

      Property and equipment consists of the following:

	June 28, 2003	June 29, 2002

	(In thousands)
Tooling	$9,547	$8,577
Computer and office equipment	8,923	9,111
Furniture and fixtures	2,862	3,036
Software	7,589	7,107
Leasehold improvements	2,182	2,334

Total property and equipment	31,103	30,165
Less: Accumulated depreciation	(25,186)	(17,687)

Property and equipment, net	$5,917	$12,478

Construction in progress — Sunnyvale tenant improvements	$—	$6,614

Construction in progress — Sunnyvale property	$14,291	$73,979

      Property and equipment did not include any assets acquired under capital leases at June 28, 2003 or June 29, 2002. Depreciation and amortization expense for property and equipment was approximately $8.0 million for fiscal 2003, $8.5 million for fiscal 2002 and $7.1 million for fiscal 2001.

Accrued Liabilities

      Accrued liabilities consist of the following:

	June 28, 2003	June 29, 2002

	(In thousands)
Accrued product warranty	$12,153	$14,436
Provision for committed inventory	2,875	7,141
Accrued compensation and related benefits	3,827	4,990
Income taxes payable	3,219	3,330
Other	11,779	18,882

	$33,853	$48,779

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Construction in progress — Sunnyvale property

      Under EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner (for accounting purposes only) of the two new buildings in Sunnyvale, California that the Company leases (see Note 7), during the construction period. The application of the provisions of EITF No. 97-10 resulted in the inclusion of $14.3 million and $74.0 million as construction in progress with a corresponding non-cash obligation for construction in progress of $14.3 million and $74.0 million as of June 28, 2003 and June 29, 2002, respectively.

7.     Restructurings

      In September 2002, the Board of Directors approved a restructuring plan to align expenses with the current size of the Company. In connection with the restructuring plan, the Company recorded a restructuring charge to operating expenses of $2.3 million. This charge included $1.2 million for workforce reduction for both U.S. and International operations, $0.5 million to downsize and close excess facilities and $0.4 million of asset-related charges related to certain long-lived assets that were abandoned. The restructuring activities resulted in the termination of 77 employees, of which all were designated for termination and were terminated in fiscal 2003.

      On January 29, 2003, the Company restructured the leases for two new buildings in Sunnyvale, California (the Sunnyvale leases) that were entered into in February 2001. The Sunnyvale leases had initial terms of twelve years each, with monthly rent expense of approximately $1.7 million, plus monthly operating expenses of approximately $300,000 per month, for a total monthly expense of approximately $2.0 million. Including annual increases, the Company estimates that the total obligation to the landlord would have been approximately $350.0 million over twelve years.

      As a result of the restructuring of the Sunnyvale leases, the Company took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge include $15.3 million paid from cash, cash equivalents and short-term investments, $40.9 million paid from the release of certain letters of credit which had secured the obligations under the Sunnyvale leases, $5.0 million for future lease payments and note payable obligations, $3.7 million for warrants to purchase 10 million shares of common stock (see Note 9), $10.4 million net write-off of tenant improvements and rent expenses and $600,000 for legal fees and expenses. Of the $40.9 million of restricted cash, the landlord has drawn down $32.7 million. A provision for the remaining $8.2 million has been set up to account for this commitment. Of the $5.0 million obligation for future lease and note payable payments, $4.0 million will be paid over the next five years in monthly installments of principal and interest, and $1.0 million without interest will be paid in a lump sum on January 28, 2004, all pursuant to the terms of the Amended and Restated Lease Agreement that was entered into in connection with the restructuring. This restructuring also resulted in the impairment of construction in progress for the Sunnyvale property and the corresponding liability.

      On January 31, 2003, the Company amended its lease agreement with EOP-Industrial, Portfolio, LLC for the leased property located in Mountain View, California. As a result of this amendment, in the third quarter of fiscal 2003, Handspring surrendered a letter of credit for $2.1 million held in the landlord’s name and a security deposit of $200,000. Handspring also issued warrants to purchase 150,000 shares of common stock valued at $46,500 (see Note 9).

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details of the restructuring charges in fiscal 2003, included in accrued liabilities, are as follows:

	Severance		Sunnyvale
	and	Excess	Lease	Asset-	Other
	Benefits	Facilities	Restructure	Related	Restructuring	Total

	(In thousands)
Restructuring charges	$1,242	$536	$75,930	$411	$155	$78,274
Cash charges	(1,242)	(192)	(48,997)	—	(69)	(50,500)
Non-cash charges	—	—	(14,081)	(411)	—	(14,492)

Balance, June 28, 2003	$—	$344	$12,852	$—	$86	$13,282

      During the fourth quarter of fiscal 2001 the Company recorded a $26.8 million charge for excess and obsolete inventory. This charge resulted from the overall economic slowdown and high levels of channel inventory, which in turn drove aggressive price reductions and increased competition.

8.     Commitments and Contingencies

      The Company leases its facilities under various operating leases which expire through February 2011. Under the terms of the leases, the Company is responsible for its share of common area and operating expenses. Collateral for lease payments consists of a $400,000 standby letter of credit established on August 3, 1999. The standby letter of credit is required until the expiration of the related leases in August 2004. The letter of credit is included in other assets at June 28, 2003 and June 29, 2002.

      As of June 28, 2003 the future minimum lease commitments under all operating leases were as follows (in thousands):

Fiscal Years Ending,

2004	$2,678
2005	1,202
2006	927
2007	713
2008	644
Thereafter	124

Total minimum lease payments	$6,288

      Rent expense under operating leases, net of sublease income, was $5.7 million, $4.0 million and $4.1 million for fiscal 2003, 2002, and 2001, respectively.

      In June 2002, the Company renewed its purchase agreement with a manufacturer in Mexico. The agreement provides for the manufacturer to supply certain levels of handheld computer products according to rolling forecasts and purchase orders provided by the Company. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days after the date of cancellation. In addition, the Company is liable for the actual cost of materials for orders cancelled within 31-90 days before the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 90 days after the date of cancellation without liability. The initial term of the agreement with the manufacturer in Mexico was for one year, with automatic renewal for separate but successive one-year terms subsequent to the expiration of the initial term. The agreement with the manufacturer in Mexico is cancelable upon 90 days and 180 days notice by either party. Had the Company cancelled such orders, its maximum liability at June 28, 2003 under the cancellation provisions of the purchase agreements would have approximated $21.5 million.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

      The Company accrues for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. The majority of products sold are generally covered by a warranty for periods up to one year. The following table summarizes the activity related to the product warranty liability, included in accrued liabilities, during the year ended June 28, 2003 and June 29, 2002:

	June 28, 2003	June 29, 2002

	(In thousands)
Balance, beginning of year	$14,436	$13,202
Accrual for warranties issued during the year	12,429	19,801
Payments	(14,712)	(18,567)

Balance, end of year	$12,153	$14,436

Palm Loan Agreement

      On June 4, 2003, Palm and Handspring entered into a loan agreement pursuant to which Palm will provide up to an aggregate of $20 million in term loans to Handspring. The term loans will be secured by a first priority security interest against substantially all of the assets and property of Handspring. Interest will accrue on the term loans at an annual interest rate equal to the prime rate (4% at June 28, 2003) plus 3% and be payable at the end of each calendar quarter. The term loans will mature upon the earliest of:

•	the execution of an agreement (other than the merger agreement), the consummation of which would constitute a change of control of Handspring pursuant to the terms of the loan agreement;

•	if a maturity event of extension, as defined in the loan agreement, occurs, then the term loans will mature nine months from the termination of the merger agreement;

•	if a maturity event of extension has not occurred, then the term loans will mature two business days following the date of termination of the merger agreement; and

•	the occurrence of an event of default pursuant to the terms of the loan agreement.

      Handspring may prepay the term loans at any time without penalty or premium. Handspring is required to prepay the term loans under certain circumstances. Handspring must meet certain conditions in order to borrow under the term loans.

      The loan agreement contains customary events of default for a credit facility of this type, including, among others, failure to make payments when due, breaches of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and insolvency defaults, unsatisfied judgment defaults, and ERISA defaults.

Officer and Director Indemnifications

      As permitted and/or required under Delaware law and to the maximum extent allowable under that law, the Company has agreements whereby the Company indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any amounts paid.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

Other Indemnifications

      As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

9.     Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 10,000,000 shares of preferred stock, none of which was outstanding at June 28, 2003 or June 29, 2002.

Common Stock

      Common stock issued to the founders is subject to repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original issue price. These shares vest 20% at the date of the agreements, an additional 20% on July 13, 1999, 1.667% per month thereafter and an additional 25% in the event of an acquisition or merger of the Company. There were no shares of the founders’ common stock subject to repurchase by the Company at June 28, 2003. There were 1,050,000 and 13,650,000 shares of the founders’ common stock subject to repurchase by the Company at June 29, 2002 and June 30, 2001, respectively.

Common Stock Reserved for Issuance

      The Company has 1,000,000,000 shares of common stock authorized, of which 148,611,942, 143,126,516, and 129,949,768 were issued and outstanding as of June 28, 2003, June 29, 2002, and June 30, 2001, respectively. Common stock reserved for future issuances is as follows:

	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Issuance under stock options	41,899	43,681	47,111
Issuance under employee stock purchase plan	1,238	2,461	1,943
Issuance under warrants	9,150	—	—

Total shares reserved	52,287	46,142	49,054

Stock Option Exchange Program

      During April 2002, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation day, which was May 17, 2002. Under the exchange program, options for 11,677,415 shares of the Company’s common stock were tendered and cancelled. Each participant employee who was still employed by the Company on the replacement grant

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option was equal to the current fair market value of the Company’s common stock on the day the replacement options were granted. On November 18, 2002, the Company granted options for 10,257,926 shares of the Company’s common stock at the exercise price of $1.01 per share.

      The terms of the replacement options are substantially the same as the cancelled options, except that in most circumstances, there was an additional cliff period of up to six months imposed on the vesting schedule of the option that limited the ability of the option holder to exercise the option.

      The exchange program complies with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors were not eligible to participate in this program.

2000 Employee Stock Purchase Plan

      Effective June 21, 2000, the Company adopted the 2000 Employee Stock Purchase Plan (ESPP). An initial 750,000 shares of common stock were originally reserved for issuance under the ESPP. In addition, subject to the Board of Director’s discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the ESPP was and will be increased automatically by the numbers of shares equal to 1% of the total number of outstanding shares of the Company’s common stock on the immediately preceding December 31, provided that the aggregate shares reserved under the ESPP shall not exceed 22,500,000 shares.

      Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to certain limitations, to be used to purchase shares of the Company’s common stock. Unless the Board of Directors shall determine otherwise, each offering period provides for consecutive 24-month periods commencing on each February 1 and August 1, except that the first offering period commenced on June 21, 2000 and ended on July 31, 2002. Each offering period is comprised of four 6-month purchase periods, except for the first purchase period which was from June 21, 2000 to January 31, 2001. An offering period may end earlier than its scheduled term. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of common stock on the commencement date of each offering period or the specified purchase date. Under the ESPP, the Company issued approximately 2,676,000 shares to employees in fiscal 2003 for $2.2 million, 898,000 shares in fiscal 2002 for $2.6 million and 78,000 shares in fiscal 2001 for $1.3 million.

2000 Equity Incentive Plan

      The 2000 Equity Incentive Plan (2000 Plan) was adopted by the Board of Directors on April 26, 2000 and became effective on June 20, 2000. The 2000 Plan provides for the issuance of either incentive options (ISO) to its employees (including officers and directors who are also employees) or non-qualified options (NSO) to its employees, officers, directors, consultants, independent contractors and advisors of the Company. The options may be granted at prices no less than 85% of the estimated fair value of the shares at the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the fair value of the shares on the date of grant, and (ii) the exercise price of any option granted to a 10% shareholder shall not be less than 110% of the fair value of the shares on the date of grant, respectively. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years (five years in certain instances) after the date of grant. An initial 15,000,000 shares of common stock were originally reserved for issuance under the 2000 Plan. In addition, subject to the Board of Directors’ discretion, on January 1, 2001 and on each anniversary thereafter, the aggregate number of shares reserved for issuances under the 2000 Plan will be increased automatically by the number of shares equal to 5% of the total outstanding shares of the Company’s common stock on the immediately preceding December 31, provided

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that no more than 20,000,000 shares shall be issued as ISOs. The Board of Directors’ elected not to increase the shares reserved for issuances under the 2000 Plan during fiscal 2003 and 2002.

Prior Stock Option Plans

      The Company’s 1999 Executive Equity Incentive Plan (1999 Plan) provided for the issuance of options to acquire 10,350,000 shares of common stock. The 1998 Plan provides for the issuance of either ISO’s to its employees or NSO’s to its employees, officers, directors and consultants of the Company. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years (five years in certain instances) after the date of grant.

      The Company’s 1998 Equity Incentive Plan (1998 Plan) provided for the issuance of options to acquire 28,707,693 shares of common stock. The 1998 Plan provides for the issuance of either ISO’s to its employees or NSO’s to its employees, officers, directors and consultants of the Company. Options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years (five years in certain instances) after the date of grant.

      Under the 1999 Plan and the 1998 Plan, options granted prior to December 1999 are immediately exercisable and options granted on or after December 1999 are generally exercisable only as the shares underlying the option become vested. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of that option recipient’s services to the Company. The Company is not obligated to repurchase such unvested shares. The repurchase price is the original exercise price, proportionately adjusted for any stock split or similar change in the capital structure of the Company. A stockholder who holds unvested shares is entitled to vote those shares and is entitled to receive dividends declared on those shares, but may not freely sell the shares until they become vested. There were 58,281, 232,664 and 685,939 shares issued under the 1999 Plan that were subject to repurchase at June 28, 2003, June 29, 2002 and June 30, 2001, respectively. There were 15,376, 724,866 and 2,066,329 shares issued under the 1998 Plan at June 28, 2003, June 29, 2002 and June 30, 2001 that were subject to repurchase, respectively. Upon adoption of the 2000 Plan, the Company transferred all shares available for grant under the 1999 Plan and the 1998 Plan to the 2000 Plan.

BlueLark 2000 Equity Incentive Plan

      As part of the acquisition of BlueLark described in Note 4, the Company assumed incentive stock options and restricted stock awards granted under BlueLarks’s 2000 Equity Incentive Plan (BlueLark Plan). The incentive stock options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years after the date of grant. The restricted stock awards were 16.67% vested at the date of grant, with the remaining shares vesting ratably over 40 months. The Company has reserved 47,615 shares of its common stock for issuance upon exercise of the outstanding options under the BlueLark Plan. No shares are available for future grants under the BlueLark Plan. There were 59,697 and 153,899 shares of the Company’s common stock issued pursuant to the BlueLark Plan that were subject to repurchase by the Company as of June 29, 2002 and June 30, 2001, respectively. There were no shares of the Company’s common stock issued pursuant to the BlueLark Plan subject to repurchase by the Company as of June 28, 2003.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity under the Company’s Equity Incentive Plans is as follows:

		Options Outstanding

	Options		Weighted
	Available		Average
	for Grant	Shares	Exercise Price

Balance, July 1, 2000	16,615,812	26,622,180	$4.68
Authorized	6,404,715	—	—
Options granted	(7,990,382)	7,990,382	$30.67
Options assumed	(47,615)	47,615	$0.88
Options exercised	—	(2,717,781)	$0.65
Options canceled	398,855	(398,855)	$29.03
Unvested shares repurchased	185,625	—	$0.22

Balance, June 30, 2001	15,567,010	31,543,541	$11.30
Options granted	(2,699,442)	2,699,442	$2.44
Options exercised	—	(3,429,157)	$0.44
Options canceled	14,350,974	(14,350,974)	$23.47
Unvested shares repurchased	25,602	—	—

Balance, June 29, 2002	27,244,144	16,462,852	$1.47
Authorized	—	—	—
Options granted	(12,377,426)	12,377,426	$0.99
Options exercised	—	(1,992,796)	$0.40
Options canceled	5,810,692	(5,810,692)	$1.90
Unvested shares repurchased	185,044	—	—

Balance, June 28, 2003	20,862,454	21,036,790	$1.17

      The following table summarizes information concerning options outstanding and exercisable at June 28, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.05	4,839,082	5.29	$0.05	4,839,082	$0.05
$0.11 - $ 0.44	1,704,975	6.15	$0.40	1,577,847	$0.40
$0.58 - $ 0.78	1,462,377	8.08	$0.72	630,227	$0.67
$0.81 - $ 0.99	2,113,178	8.04	$0.91	789,453	$0.89
$1.01 - $ 1.01	7,214,743	7.26	$1.01	3,838,814	$1.01
$1.06 - $ 2.11	1,558,941	6.71	$1.62	1,193,271	$1.63
$2.14 - $ 2.73	1,478,242	8.21	$2.24	665,777	$2.24
$3.00 - $17.56	665,252	7.55	$11.52	406,621	$12.34

$0.05 - $17.56	21,036,790			13,941,092

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

      In March 2003, in connection with its facility lease restructuring, the Company issued warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $0.719 per share. The fair value of these warrants, as determined using the Black-Scholes option pricing model, was $46,500, using the following assumptions: the contractual life between 1.0 and 4.5 years, risk-free interest rate of 1.20%, 108% expected volatility and no dividend yield. These warrants expire in March 2010.

      In January 2003, in connection with its facility lease restructuring, the Company issued warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.01 per share. The fair value of these warrants, as determined using the Black-Scholes option pricing model, was $910,000, using the following assumptions: the contractual life of 0.6 years, risk-free interest rate of 1.20%, 108% expected volatility and no dividend yield. In January 2003, the Company issued 1,000,000 shares of common stock pursuant to the exercise of the warrants.

      In January 2003, in connection with its facility lease restructuring, the Company issued warrants to purchase up to 9,000,000 shares of Common Stock at an exercise price of $1.09 per share. The fair value of these warrants, as determined using the Black-Scholes option pricing model, was $2,790,000, using the following assumptions: the contractual life between 1.0 and 4.5 years, risk-free interest rate of 1.20%, 108% expected volatility and no dividend yield. These warrants expire in January 2008.

Deferred Stock Compensation

      During the period from July 29, 1998 (date of inception) to June 30, 1999 and during fiscal 2000, the Company issued stock options under the 1998 Plan and the 1999 Plan at exercise prices deemed by the Board of Directors at the date of grant to be the fair value. The Company recorded deferred compensation for the difference between the purchase price of the stock issued to employees under stock options and the subsequently deemed fair value of the Company’s stock at the date of grant. The total amount of deferred stock compensation recorded in relation to these stock options issued was $102.0 million, of which $88.6 million was recorded during fiscal 2000. In addition, during fiscal 2001, the Company recorded $3.9 million of deferred compensation in relation to the unvested stock options and restricted stock assumed in the acquisition of BlueLark Systems, Inc. Deferred compensation is amortized to expense over the vesting period of the related options and restricted stock, generally four years. The Company amortized $8.2 million, $20.0 million and $32.8 million of deferred stock compensation during fiscal 2003, 2002, and 2001, respectively.

10.     Income Taxes

      The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Current provision:
State	$7	$250	$250
Foreign	231	800	2,750

Total current provision	$238	$1,050	$3,000

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes is explained below:

	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Tax benefit at federal statutory rate	$(43,727)	$(31,689)	$(43,037)
Foreign taxes	231	800	2,750
State taxes	7	250	250
In-process research and development	—	—	4,279
Unbenefitted net operating losses, reserves and accruals	43,727	31,689	38,758

Total	$238	$1,050	$3,000

      Significant components of the Company’s deferred tax assets are as follows:

	June 28, 2003	June 29, 2002

	(In thousands)
Net operating loss carryforwards	$79,196	$54,359
Reserves and accruals not currently deductible	37,368	19,019
Deferred compensation	—	—
Research credit carryforwards	10,942	7,754
Other	4,456	4,309

	131,962	85,441
Valuation allowance	(131,962)	(85,441)

Net deferred tax asset	$—	$—

      SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its deferred tax assets.

      The net valuation allowance increased by $46.5, $19.1 million, and $39.4 million during fiscal 2003, 2002, and 2001, respectively.

      As of June 28, 2003, the Company had net operating loss carryforwards for federal and state purposes of $206.0 million and $124.0 million, respectively. The Company also had federal and state research and development tax credit carryforwards of $6.4 million and $6.5 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2007 if not utilized.

      Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

11.     401(k) Plan

      Effective January 1, 1999, the Company adopted a 401(k) tax-deferred savings plan (the 401k Plan) for essentially all of its employees. Eligible employees may make voluntary contributions to the 401k Plan of up to 15% of their annual eligible compensation subject to certain limitations prescribed by the Internal Revenue Code. The Company does not make any matching contributions to the 401k Plan.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Business Segment Reporting

      The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the reporting of segment information using the “management approach”. Under this approach operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision makers for purposes of evaluating performance and allocating revenue. Based on this approach, the Company has one reportable segment, handheld computing, as the chief operating decision makers review financial information on a basis consistent with that presented in these consolidated financial statements. The Company operates its operating segment, handheld computing, which includes organizers and integrated wireless devices known as communicators, from its headquarters.

      The following summarizes revenues by major product lines category:

	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
Organizers	$46,500	$197,200	$370,900
Communicators	100,800	43,500	—

Total	$147,300	$240,700	$370,900

      Although most of the Company’s operations are located in the United States, the Company also conducts sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the end customer. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Revenue from unaffiliated customers and long-lived assets by geographic region are as follows:

	Year Ended	Year Ended	Year Ended
	June 28,	June 29,	June 30,
	2003	2002	2001

	(In thousands)
Revenue:
North America	$120,351	$202,435	$298,688
Rest of the world	26,905	38,216	72,255

Total	$147,256	$240,651	$370,943

	June 28,	June 29,
	2003	2002

	(In thousands)
Long-Lived Assets:
North America	$21,974	$92,632
Rest of the world	317	1,847

Total	$22,291	$94,479

      During fiscal 2003 one customer accounted for 37% of revenue. During fiscal 2002 one customer accounted for 15% of revenue. The same customer plus two others accounted for 14%, 13%, and 10% of revenue during fiscal 2001.

      Long-lived assets do not include securities included in other assets in the amount of $1.3 million and $1.1 million for fiscal year ended June 28, 2003 and June 29, 2002, respectively.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Litigation

      The Company is subject to legal proceedings, claims and litigation, including those described below, arising in the ordinary course of business. While the outcome of those matters that have not been fully adjudicated is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss, if any associated with the resolution of these legal proceedings, claims and litigation. As a result, no loss has been accrued in the financial statements as of June 28, 2003. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

      On March 14, 2001, NCR Corporation filed suit against Handspring and Palm, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of two U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Handspring filed an answer on April 30, 2001, denying NCR’s allegations and asserting counterclaims for declaratory judgments that it does not infringe the patents in suit, that the patents in suit are invalid, and that they are unenforceable. On June 14, 2002, following the retirement of the judge hearing the case, the case was referred to a magistrate. On July 11, 2002, the magistrate granted the Company’s motion for summary judgment finding that the Company did not infringe the patents. On August 29, 2002, NCR filed an objection to the magistrate’s ruling. On August 28, 2003, the new district judge rejected NCR’s objection and affirmed the magistrate’s ruling.

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

      On August 13, 2001, Handspring and two of its officers were named as defendants in a purported securities class action lawsuit filed in United States District Court for the Southern District of New York. On September 6, 2001, a substantially identical suit was filed. These cases have been consolidated with hundreds of other so called “laddering” cases brought on similar grounds in the United States District Court for the Southern District of New York. The complaints against Handspring assert that the prospectus for the Company’s June 20, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints against Handspring allege claims against Handspring and two of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints against Handspring also name as defendants the underwriters for the Handspring’s initial public offering. Handspring has sought indemnification from its underwriters pursuant to the Underwriting Agreement dated as of June 20, 2000 with the underwriters in connection with the Company’s initial public offering. On October 9, 2002, the Handspring officers named as defendants were dismissed without prejudice from these cases by court order. On July 9, 2003, a committee of Handspring’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Handsprings and its officers, and Handspring’s agreement to assign to the plaintiffs certain potential claims Handspring may

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Handspring’s insurers.

      On November 6, 2002, MLR, LLC filed an amended complaint in the United States District Court for the Northern District of Illinois in a patent lawsuit that had been pending against other defendants, adding additional defendants, including Handspring. As to Handspring, the complaint alleges infringement of one U.S. patent. On February 5, 2003, the Company filed an answer denying infringement, and asserting counterclaims for declaratory judgments that the Company does not infringe the patents in suit and that the patents in suit are invalid. On January 24, 2003, the Company filed a related lawsuit in the United States District Court for the Northern District of California, seeking declaratory judgments that the MLR patents are invalid and not infringed by Handspring, and that MLR, by seeking to coerce businesses to buy unwanted and unneeded patent licenses, is engaged in conduct in violation of California Business & Professions Code section 17200. This second case was stayed pending a ruling on MLR’s motion before the Joint Panel on Multidistrict Litigation to consolidate various cases relating to the patent in question. On July 15, 2003, Handspring and MLR entered into an agreement whereby in exchange for a one time payment from Handspring, MLR agreed to grant Handspring a royalty-free, fully paid-up irrevocable license under the patent in dispute as well as MLR’s other issued and pending patents worldwide. The amount of this settlement is included in the Company’s consolidated financial statements as of June 28, 2003. In conjunction with that agreement, the litigation between the two companies was dismissed with prejudice. Settlement of this matter did not have a material effect on our financial position or results of operations.

      On February 28, 2003, Credit Suisse First Boston Corporation and approximately 50 of its clients, including Handspring, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint also names as defendants numerous officers of CSFB and its clients including one current and one former Handspring officer. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Handspring and/or its named current and former officers, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 15 of the Securities Act of 1933, as amended. On July 16, 2003, Handspring, its current and former officer, and numerous other defendants were dismissed from the case due to the plaintiff’s failure to effectuate service of process.

      On June 17, 2003 and June 19, 2003, purported class action lawsuits were filed in Delaware Chancery Court, New Castle County, on behalf of the Company’s stockholders against Handspring, Palm, and a number of individuals alleged to be directors of Handspring. Both actions contain substantially identical allegations that the individual defendants breached their fiduciary duties to the Company and its stockholders in connection with the proposed merger of the Company and Palm that was publicly announced on June 4, 2003, and that Palm aided and abetted these breaches of fiduciary duty. On June 23, 2003, an amended complaint was filed in one the two lawsuits. This amended complaint did not change the substantive allegations, but omitted as individual defendants persons who were not directors of the Company. The complaints seek to enjoin the proposed merger, to rescind the merger if it is not enjoined, to recover unspecified compensatory damages, and award unspecified attorneys’ fees and costs. There is no date fixed for the defendants to respond either to the complaints or to plaintiffs’ written discovery requests. Plaintiffs have not filed a motion for preliminary injunction, and there is no trial date.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Selected Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial information for each of the quarters of the fiscal years ended June 28, 2003 and June 29, 2002. The Company believes this information reflects a fair presentation of such interim information in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of any quarter are not necessarily indicative of the operating results for any future period. Selected unaudited quarterly results were as follows:

	Three Months Ended

	June 28,	March 29,	Dec. 28,	Sept. 28,	June 29,	March 30,	Dec. 29,	Sept. 29,
	2003	2003	2002	2002	2002	2002	2001	2001

	(In thousands, except per share data)
Revenue	$14,463	$30,848	$47,807	$54,138	$49,010	$59,715	$70,512	$61,414
Gross profit	3,076	5,370	12,777	12,801	11,548	4,892	11,225	4,483
Net loss	(13,048)	(90,434)	(12,262)	(15,314)	(15,393)	(23,660)	(19,828)	(32,708)
Basic and diluted net loss per share	(0.09)	(0.62)	(0.08)	(0.11)	(0.11)	(0.18)	(0.16)	(0.28)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDSPRING, INC.

By:	/s/ DONNA L. DUBINSKY

Donna L. Dubinsky
Chief Executive Officer

Date: August 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Chief Executive Officer and a Director	August 26, 2003

Principal Financial and Accounting Officer:

/s/ WILLIAM R. SLAKEY William R. Slakey	Vice President and Chief Financial Officer	August 26, 2003

Additional Directors:

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	August 26, 2003

/s/ L. JOHN DOERR L. John Doerr	Director	August 26, 2003

/s/ JEFFREY C. HAWKINS Jeffrey C. Hawkins	Director	August 26, 2003

/s/ WILLIAM E. KENNARD William E. Kennard	Director	August 26, 2003

/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman	Director	August 26, 2003

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.1	—	Agreement and Plan of Reorganization by and among the Registrant, Palm, Inc., Peace Separation Corporation and Harmony Acquisition Corporation, dated as of June 4, 2003(7)
2.2	—	Form of Voting Agreement by and between Palm, Inc. and each of certain individual stockholders of the Registrant, dated as of June 4, 2003(7)
3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
3.3	—	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on June 11, 2003 (incorporated by reference to Exhibit 3.2 of the Form 8-A)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
4.3	—	Rights Agreement dated June 5, 2003 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 000-30719) filed June 11, 2003 (the Form 8-A)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002(4)††
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*(4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Master Purchase Agreement For Subscriber Equipment between Registrant and Sprint Spectrum L.P., dated March 14, 2002(5)†
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001(4)†
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002(4)†
10.19	—	Master Purchase Agreement between Registrant and AirPrime, Inc., dated September 10, 2002(5)†
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†

Exhibit
Number		Exhibit Title

10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.32	—	Limited Liability Company Agreement of Handspring Facility Company, LLC, dated as of January 15, 2003(6)
10.33	—	Property Purchase and Lease Modification Agreement between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 16, 2003(6)
10.34	—	Amended and Restated Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.35	—	Guaranty by and between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.36	—	Promissory Note between Registrant and Handspring Facility Company, LLC, dated as of January 29, 2003(6)
10.37	—	Warrant to Purchase Common Stock (1,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.38	—	Warrant to Purchase Common Stock (9,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.39	—	Warrant to Purchase Common Stock (150,000 shares) between Registrant and EOP-Industrial Portfolio, L.L.C., dated as of March 15, 2003 (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 (File No. 333-106136) filed June 13, 2003)
10.40	—	Loan Agreement by and between the Registrant and Palm, Inc., dated as of June 4, 2003 (7)
21.1	—	List of Subsidiaries of Registrant
23.1	—	Consent of PricewaterhouseCoopers LLP
31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 27, 2002.

(5)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on November 12, 2002.

(6)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on January 31, 2003.

(7)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on June 11, 2003.