Form 10-K/A
period 2003-06-28
HANDSPRING INC
filed 2003-09-26
CIK 1091822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment 1

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

      On July 26, 2003, approximately 148,642,451 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2003 as filed with the Securities and Exchange Commission (SEC) on August 29, 2003, to amend certain items. The amendments to the Annual Report on Form 10-K included in the Form 10-K/A are in response to comments received from the Staff of the Division of Corporate Finance of the SEC in connection with their review of Palm, Inc.’s Registration Statement on Form S-4 filed with the SEC on August 29, 2003. None of the amendments to the Annual Report on Form 10-K reflected in this Form 10-K/A resulted in a restatement of the financial statements or other financial information included in the Annual Report on Form 10-K. The specific items amended are Item 2 of Part I, Items 7 and 8 of Part II and Item 14 of Part IV. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way other than as required to reflect the effects of the comments received.

HANDSPRING, INC.

2003 ANNUAL REPORT ON FORM 10-K/A

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

      In January 2003, we restructured the leases that we had entered into in February 2001, for two new buildings in Sunnyvale, California. Under the original Sunnyvale leases, total initial monthly expenses were $2.0 million consisting of approximately $1.7 million of rent expense plus approximately $300,000 of operating expenses. Under these leases, we also were required to construct certain improvements within the buildings.

      Under the January 2003 restructuring, we agreed to pay $61.2 million in total consideration to the landlord and a contractor involved in the construction of the buildings in return for relief from most of the rent and operating expense obligations under the original leases, which would have been approximately $350.0 million over the twelve year term of the leases. Of the $61.2 million consideration, $15.3 million was paid from our cash at the closing of the restructuring, $40.9 million of certain letters of credit which had originally secured our obligations under the original lease, were surrendered to the former landlord, $4.0 million will be paid under two promissory notes and $1.0 million will be paid under an amended and restated lease for one of the two buildings as described below. Of the $40.9 million of certain letters of credit surrendered to the former landlord, only $32.7 million had been drawn against as of June 28, 2003. The remaining balance of $8.2 million is included in provision for committed tenant improvements and other and can be drawn against and used at any time at the discretion of the former landlord.

      The restructuring provided for the immediate termination of the lease for one of the two Sunnyvale buildings. For the other building, however, the arrangement involved a complex legal structure pursuant to which Handspring purchased the legal title of the building from the landlord, although it did not purchase the underlying real estate. In addition, Handspring entered into an amended and restated lease that essentially converted the original lease for the second building from a lease of space within that building to a lease of an air space parcel, with Handspring owning the building within the parcel.

      Under the amended and restated lease, rent was reduced to $19,333 per month, and responsibility for all operating expenses was shifted from Handspring to the landlord. The term was reduced to five years, subject to both the landlord’s and Handspring’s right to terminate earlier. Upon termination of the amended and restated lease by either Handspring or the landlord, ownership of the building reverts to the landlord. Handspring has no further obligation to improve the buildings.

      The amended and restated lease allows Handspring, in certain circumstances, to elect to “reinstate” the economic terms of the original lease. Reinstatement can occur only by the affirmative election of Handspring, which it would exercise only if the real estate market rebounded dramatically.

      Due to the restructuring, we took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge included $15.3 million paid from our cash, $40.9 million paid from the surrender of certain letters of credit, $4.0 million under two promissory notes, $1.0 million for future lease payments under the amended and restated lease, $3.7 million for warrants to purchase 10.0 million shares of common stock that were issued to the landlord as part of the restructuring, $10.4 million for a net write-off of tenant improvements and rent expenses, and $0.6 million for legal fees and other professional expenses.

      As a result of the provisions of the amended and restated lease agreement, including the payments above, Handspring was able to significantly reduce the outstanding obligations for construction in progress — Sunnyvale property. In addition, as the projected economic benefit that Handspring will ever derive from this property is the release of its debt obligations, Handspring also reduced the carrying value of this building to the outstanding obligations due to the former landlord.

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

      Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

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

      In future periods, the construction in progress — Sunnyvale property and corresponding non-cash obligations for construction in progress — Sunnyvale property will continue to increase as we continue to capitalize imputed interest charges on the outstanding balance of non-cash obligations for construction in progress — Sunnyvale property. In the event of a termination of the restated and amended lease agreement, both balances would cease to exist on our balance sheet as the title to the larger building will revert to the original owner. However, in the event of a transfer of title of the building to the original owner, we will also be released from any outstanding obligations to the former owner of the building.

Results of Operations

      Revenue. Fiscal 2003 revenue was $147.3 million, a decline of $93.4 million, or 39%, from fiscal 2002 revenue of $240.7 million. The decrease was primarily due to the following factors:

•	There was a decline in unit shipments of our organizers of 958,000 units as we transitioned our product development and marketing efforts from organizer products to communicator products. Our organizer products represented 32%, or $46.5 million, of net revenue for the year ended June 28, 2003 compared with 82%, or $197.2 million, of net revenue for the year ended June 29, 2002. The decrease in organizer revenue was offset in part by revenue generated from shipments of our Treo communicator.

•	There was an increase in unit shipments of our Treo communicators of 163,000 units. Our communicator products represented 68%, or $100.8 million, of net revenue for the year ended June 28, 2003 compared with 18%, or $43.5 million, of net revenue for the year ended June 29, 2002.

•	Revenue outside North America represented 18%, or $26.9 million, of total revenue during fiscal 2003 compared with 16%, or $38.2 million, of total revenue during fiscal 2002.

•	Revenue outside North America decreased $11.3 million due to the restructuring of our international infrastructure, which included the rescaling or closing of certain of our international offices and decreasing the number of distributor and reseller customers internationally.

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

      Cost of revenue was $208.5 million during fiscal 2002, a decline of $88.3 million, or 30%, from cost of revenue of $296.8 million during fiscal 2001. Total cost of revenues is comprised of “cost of revenues” and “amortization of deferred stock compensation and intangibles” of $1.1 million and $2.6 million during fiscal 2003 and fiscal 2002, respectively. Total cost of revenues resulted in gross margins declining from 20% in fiscal 2001 to 13% in fiscal 2002. This decline in gross margin was primarily attributable to aggressive pricing and promotion actions taken in order to increase demand and reduce inventory of our organizer products. The negative effect of the sales pricing and promotion actions on gross margin was partially offset by higher margins on the sales of our Treo communicators beginning in the second quarter of fiscal 2002. Also offsetting the decrease in gross margin was a higher percentage of our products sold through our website of 22% of revenue in fiscal 2002, as compared to 17% of revenue in fiscal 2001. Sales through our website typically generate higher gross margins as compared to retail sales.

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

      Research and development. Research and development expenses during fiscal 2003 were $22.2 million, a decrease of $2.5 million, or 10%, from $24.7 million during fiscal 2002. The decrease in fiscal 2003 was primarily due to the timing of projects and reductions in our workforce as well as $1.3 million in non-recurring engineering and development costs that were reimbursed to Handspring by a wireless carrier. Research and development expenses during fiscal 2002 were $24.7 million, an increase of $1.1 million, or 5%, from $23.6 million during fiscal 2001. The increase in fiscal 2002 was primarily due to the hiring of additional personnel required for development of new products, including our Treo communicator. We believe that continued investment in research and development is critical to our plan to continue to develop wireless communicator products.

      Selling, general and administrative. Selling, general and administrative expenses during fiscal 2003 were $61.1 million, a decline of $24.5 million, or 29%, from $85.6 million during fiscal 2002. This decrease was primarily due to general cost reductions made company-wide, including reductions in advertising and marketing activities of $14.9 million and reductions in our workforce of $7.2 million. This reduction was partially offset by a restructuring charge of $2.3 million taken during the first quarter of fiscal 2003 to align our expenses with the current size of the company. This charge included severance expenses associated with headcount reductions for both U.S. and European operations of $1.2 million, and the write-off of leases and capital equipment for our European operations of 1.1 million. Selling, general and administrative expenses during fiscal 2002 were $85.6 million, a decline of $59.5 million, or 41%, from $145.1 million during fiscal 2001. This decrease was primarily due to significant reductions in advertising and marketing activities of $43.7 million, $5.5 million in cost savings realized from the restructuring of our customer support organization and general cost reductions made company-wide.

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

      On January 29, 2003, we restructured the leases that we had entered into in February 2001, for two new buildings in Sunnyvale, California (the Sunnyvale leases). Under the original Sunnyvale leases, total initial monthly expenses were $2.0 million consisting of approximately $1.7 million of rent expenses plus approximately $300,000 of operating expenses. Under these leases, we also were required to construct certain improvements within the buildings. In addition, we had obligations totaling approximately $5.3 million to a contractor who was constructing the tenant improvements in the buildings.

      Under the January 2003 restructuring, we agreed to pay $61.2 million in total consideration to the landlord and a contractor involved in the construction of the buildings in return for relief from most of the rent and operating expense obligations under the original leases, which would have been approximately $350.0 million over the twelve year term of the leases. Of the $61.2 million consideration, $15.3 million was paid from our cash at the closing of the restructuring, $40.9 million of certain letters of credit which had originally secured our obligations under the original lease, were surrendered to the former landlord, $4.0 million will be paid under two promissory notes and $1.0 million will be paid under an amended and restated lease for one of the two buildings as described below. Of the $40.9 million of certain letters of credit surrendered to the former landlord, only $32.7 million had been drawn against as of June 28, 2003. The remaining balance of $8.2 million is included in provision for committed tenant improvements and other and can be drawn against and used at any time at the discretion of the former landlord.

      The restructuring provided for the immediate termination of the lease for one of the two Sunnyvale buildings. For the other building, however, the arrangement involved a complex legal structure pursuant to which Handspring purchased the legal title of the building from the landlord, although it did not purchase the underlying real estate. In addition, Handspring entered into an amended and restated lease that essentially converted the original lease for the second building from a lease of space within that building to a lease of an air space parcel, with Handspring owning the building within the parcel.

      Under the amended and restated lease, rent was reduced to $19,333 per month, and responsibility for all operating expenses was shifted from Handspring to the landlord. The term was reduced to five years, subject to both the landlord’s and Handspring’s right to terminate earlier. Upon termination of the amended and restated lease by either Handspring or the landlord, ownership of the building reverts to the landlord. Handspring has no further obligation to improve the buildings.

      The amended and restated lease allows Handspring, in certain circumstances, to elect to “reinstate” the economic terms of the original lease. Reinstatement can occur only by the affirmative election of Handspring, which it would exercise only if the real estate market rebounded dramatically.

      Due to the restructuring, we took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge included $15.3 million paid from our cash, $40.9 million paid from the surrender of certain letters of credit, $4.0 million under two promissory notes, $1.0 million for future lease payments under the amended and restated lease, $3.7 million for warrants to purchase 10.0 million shares of common stock that were issued to the landlord as part of the restructuring, $10.4 million for a net write-off of tenant improvements and rent expenses and $0.6 million for legal fees and expenses.

      As a result of the provisions of the amended and restated lease agreement, including the payments above, Handspring was able to significantly reduce the outstanding obligations for construction in progress — Sunnyvale property. In addition, as the projected economic benefit that the Company will ever derive from this property is the release of its debt obligations, the Company also reduced the carrying value of this building to the outstanding obligations due to the former landlord.

      As of June 28, 2003, approximately $2.5 million of these restructuring charges were included in accrued liabilities, $8.2 million in provision for committed tenant improvements and other and $2.2 million in the Sunnyvale note payable.

      Details of the restructuring charges in fiscal 2003, included in liabilities, are as follows:

	Severance		Sunnyvale
	and	Excess	Lease	Asset-	Other
	Benefits	Facilities	Restructure	Related	Restructuring	Total

	(In thousands)
Restructuring charges	$1,242	$536	$75,930	$411	$155	$78,274
Cash charges	(1,242)	(192)	(48,997)	—	(69)	(50,500)
Non-cash charges	—	—	(14,081)	(411)	—	(14,492)

Balance, June 28, 2003	$—	$344	$12,852	$—	$86	$13,282

      During the fourth quarter of fiscal 2001 we recorded a $26.8 million charge for excess and obsolete inventory. This charge resulted from the overall economic slowdown and high levels of channel inventory, which in turn drove aggressive price reductions and increased competition. The inventory primarily included excess organizer units, components used in the production of certain of our organizer products, organizer related accessories and capitalized tooling. Also included in the charge was a provision for commitments to suppliers for non-cancelable orders for products and components to be delivered in the future for which Handspring no longer anticipated having sufficient future demand.

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

      Net cash used in operating activities was $47.0 million during fiscal 2003. The net cash used in operating activities was primarily attributable to our net losses and decreases in accounts payable and accrued liabilities offset partially by the Sunnyvale lease restructuring, amortization of deferred stock compensation and intangibles, depreciation and amortization and decreases in account receivable and inventories. The decrease in accounts receivable at June 28, 2003 as compared to June 29, 2002, was due primarily to the decrease in sales in the fourth quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. During fiscal 2003, our accounts receivable balance varied during the year depending on the amount of revenue in a particular quarter, the payment terms of sales in the quarter and the timing of shipments during the quarter. The timing of shipments is often, but not always, the result of the timing of new product introductions. Accounts receivable balances increased at the end of the first quarter of fiscal 2003 as a result of the later timing of shipments in that quarter, which resulted from the timing of the first shipments of a new product. Accounts receivable balances were reduced at the end of the third quarter of fiscal 2003 as a result of the early timing of shipments that quarter and the use of payment terms that were favorable to Handspring. The decrease in inventory at June 28, 2003 was due primarily to a decrease in inventory levels of organizer products as a result of Handspring’s decision to de-emphasize that product line, and a decrease in inventory levels of existing Treo communicator products in anticipation of the introduction of our next generation communicator products. Net cash used in operating activities was $89.0 million and $16.9 million during fiscal 2002 and 2001, respectively. During fiscal 2002, the net cash used in operating activities was primarily attributable to our net loss, an increase in inventories and accounts receivable and a decrease in accrued liabilities offset partially by amortization of deferred stock compensation and intangibles, depreciation and amortization and a decrease in prepaid expenses and other current assets. The increase in accounts receivable was due primarily to the timing of shipments in the fourth quarter of fiscal 2002 compared with the earlier timing of shipments during the fourth quarter of fiscal 2001. Shipments during the second half of the fourth quarter of fiscal 2001 decreased due to economic weakness, a slowing in the growth rate of the organizer market and increased competition. The decrease in accrued liabilities was due to a general decrease in the level of operations throughout the year as well as the payment for excess and obsolete inventories reserved for in the previous year. Inventories increased during fiscal 2002 and prepaid expenses and other current assets were reduced as a result of a change in our business practice with our logistics partners, whereby we purchased all Handspring product inventory held at their facilities. During fiscal 2001, the net cash used in operating activities was primarily attributable to our net loss, an increase in prepaid expenses and other current assets and inventories offset partially by amortization of deferred stock compensation and intangibles, depreciation and amortization, the write-off of excess and obsolete inventories, the write-off of in-process research and development costs associated with our acquisition of BlueLark Systems and increases in accounts payable and accrued liabilities. These increases in prepaid expenses were primarily a result of the prepayment of foreign taxes, prepayments made to our suppliers for inventory that they held on our behalf and purchases of long lead-time, Handspring-specific, product components.

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

      The following summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of June 21, 2003:

	2004	2005	2006	2007	2008	Thereafter

	(In thousands)
Operating lease commitments	$2,678	$1,202	$927	$713	$644	$124
Capital lease commitments	—	—	—	—	—	—
Long-term debt obligations	1,600	600	600	600	350	—
Minimum purchase commitments	21,500	—	—	—	—	—
Letter of credits	8,185	—	—	—	—	—
Total contractual commitments	$33,963	1,802	1,527	1,313	994	124

      Palm and Handspring have entered into a loan agreement pursuant to which Palm will provide up to an aggregate of $20.0 million in term loans to Handspring. The term loans will be secured by a first priority security interest against substantially all of the assets and property of Handspring. Interest will accrue on the term loans at an annual interest rate equal to the prime rate plus 3% and be payable at the end of each calendar quarter. The term loans will mature upon the earliest of:

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

      The loan agreement contains customary events of default for a credit facility of this type, including, among others, failure to make payments when due, breaches of convents, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and insolvency defaults, unsatisfied judgement defaults, and ERISA defaults.

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

(6)	Represents 1,000,000 shares held by M-F Downtown Sunnyvale, LLC and 9,000,000 shares subject to a fully exercisable warrant held by M-F Downtown Sunnyvale, LLC. The address of M-F Downtown Sunnyvale, LLC is c/o The Mozart Development Company, 1068 East Meadow Circle, Palo Alto, California 94303. M-F Downtown Sunnyvale, LLC is a manager-managed limited liability company, and its current manager is M-D Ventures, Inc. John Mozart owns 100% of the stock of M-D Ventures, Inc. and its sole director. As such, subject to the limitations on the authority of M-D Ventures, Inc. as manager set forth in the operating agreement of M-F Downtown Sunnyvale, LLC, and the limitation imposed under agreements with M-F Downtown Sunnyvale, LLC’s secured lenders, John Mozart holds the sole and/or dispositive powers over the securities of Handspring.

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

      (a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K:

      (a)(2) Financial Statement Schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 28, 2003:	Period	Expenses	Deductions	Period

	(In thousands)
Allowance for doubtful accounts	$3,711	$319	$(924)	$3,106
Product return reserve	2,860	13,142	(15,598)	404
Accrued product warranty	14,436	12,429	(14,712)	12,153

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 29, 2002:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$2,239	$1,667	$(195)	$3,711
Product return reserve	4,552	15,060	(16,752)	2,860
Accrued product warranty	13,202	19,801	(18,567)	14,436

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
Year Ended June 30, 2001:	Period	Expenses	Deductions	Period

Allowance for doubtful accounts	$50	$3,017	$(828)	$2,239
Product return reserve	2,364	14,682	(12,494)	4,552
Accrued product warranty	8,033	28,287	(23,118)	13,202

      (a)(3) Exhibits.

Exhibit
Number		Exhibit Title

2.1	—	Agreement and Plan of Reorganization by and among the Registrant, Palm, Inc., Peace Separation Corporation and Harmony Acquisition Corporation, dated as of June 4, 2003(7)
2.2	—	Form of Voting Agreement by and between Palm, Inc. and each of certain individual stockholders of the Registrant, dated as of June 4, 2003(7)
3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
3.3	—	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on June 11, 2003 (incorporated by reference to Exhibit 3.2 of the Form 8-A)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
4.3	—	Rights Agreement dated June 5, 2003 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 000-30719) filed June 11, 2003 (the Form 8-A)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002(4)†
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*(4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Master Purchase Agreement For Subscriber Equipment between Registrant and Sprint Spectrum L.P., dated March 14, 2002(5)†
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001(4)†
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002(4)†
10.19	—	Master Purchase Agreement between Registrant and AirPrime, Inc., dated September 10, 2002(5)†

Exhibit
Number		Exhibit Title

10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.32	—	Limited Liability Company Agreement of Handspring Facility Company, LLC, dated as of January 15, 2003(6)
10.33	—	Property Purchase and Lease Modification Agreement between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 16, 2003(6)
10.34	—	Amended and Restated Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.35	—	Guaranty by and between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.36	—	Promissory Note between Registrant and Handspring Facility Company, LLC, dated as of January 29, 2003(6)
10.37	—	Warrant to Purchase Common Stock (1,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.38	—	Warrant to Purchase Common Stock (9,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.39	—	Warrant to Purchase Common Stock (150,000 shares) between Registrant and EOP-Industrial Portfolio, L.L.C., dated as of March 15, 2003 (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 (File No. 333-106136) filed June 13, 2003)
10.40	—	Loan Agreement by and between the Registrant and Palm, Inc., dated as of June 4, 2003(7)
21.1	—	List of Subsidiaries of Registrant(8)
23.1	—	Consent of PricewaterhouseCoopers LLP
31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit Title

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 27, 2002.

(5)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on November 12, 2002.

(6)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on January 31, 2003.

(7)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on June 11, 2003.

(8)	Incorporated by reference to the exhibit with the same number to our Annual Report on Form 10-K, filed August 29, 2003.

      (b) Reports on Form 8-K.

      On June 11, 2003, we filed a report on Form 8-K pursuant to Items 5 and 7, announcing that we entered into a definitive agreement for Palm, Inc. to acquire Handspring.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Handspring, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 45 present fairly, in all material respects, the financial position of Handspring, Inc. and its subsidiaries at June 28, 2003 and June 29, 2002 and the results of their operations and their cash flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

July 21, 2003, except as to Notes 3(i) and 7, as to
which the date is September 25, 2003

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

3.	Summary of Significant Accounting Policies

      (a) Cash and cash equivalents and short-term investments — The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid debt or equity instruments purchased with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

      All short-term investments are classified as available-for-sale securities and are stated at market value with any temporary difference between an investment’s amortized cost and its market value recorded as a separate component of stockholders’ equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis.

      (b) Fair value of financial instruments — Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair value primarily due to their short maturities.

      (c) Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers in North America, Europe and certain countries in Asia Pacific and the Middle East.

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

      (d) Accounts receivable — Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses in the

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off as bad debt against the allowance.

      (e) Inventories — Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Provisions for potentially obsolete or slow moving inventories are made based on management’s analysis of inventory levels and future sales forecasts. These provisions are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

      (f) Property and equipment — Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to five years. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter. The Company capitalizes tooling costs to the extent they relate to ongoing and routine costs of tools and molds used to manufacture products that the Company markets. Capitalized tooling is amortized over its estimated useful life of one year. Assets acquired under capital leases are recorded at the present value of the related lease obligation.

      (g) Other assets — Other assets include goodwill and other intangible assets carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of three years. In June 2001, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which became effective for the Company beginning in fiscal 2003, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually. The Company applied impairment tests in May 2003 and determined goodwill to be impaired. The unamortized balance of $331,000 was expensed in the fourth quarter of fiscal 2003. There was no goodwill, net of accumulated amortization, and other intangibles, net of accumulated amortization, as of June 28, 2003 and $331,000 as of June 29. 2002. Accumulated amortization of goodwill and intangibles totaled $612,000 and $280,000 as of June 28, 2003 and June 29, 2002, respectively.

      (h) Long-lived assets — The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

      (i) Construction in progress — Sunnyvale property — Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF No. 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. Therefore, we have recorded such building costs related to the two new buildings under construction in Sunnyvale, California that the Company leases (see Note 7) as construction in progress with a corresponding non-cash obligation for construction in progress.

      In future periods, the construction in progress-Sunnyvale property and corresponding non-cash obligations for construction in progress-Sunnyvale property will continue to increase as we continue to capitalize imputed interest charges on the outstanding balance of non-cash obligations for construction in progress-Sunnyvale property. In the event of a termination of the restated and amended lease agreement, both balances would cease to exist on our balance sheet as the title to the larger building will revert to the original owner.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, in the event of a transfer of title of the building to the original owner, we will also be released from any outstanding obligations to the former owner under that building.

      (j) Foreign currency translation — The majority of the Company’s operations are denominated in U.S. dollars. For foreign operations using local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of accumulated other comprehensive income (loss).

      (k) Derivative Financial Instruments — The Company has entered into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The Company does not designate its foreign exchange forward contracts as hedges and accordingly, gains and losses resulting from exchange rate fluctuations on foreign exchange forward contracts are recorded in interest and other income, net and are offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. The Company does not use forward contracts for speculative or trading purposes.

      (l) Research and development — Research and development costs are expensed as incurred. The Company has not capitalized any costs to date pursuant to SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed.

      (m) Income taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

      (n) Stock compensation — The Company accounts for stock compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, unearned stock compensation is based on the difference, if any, between the fair value of the Company’s common stock, on the date of the grant, and the exercise price. Unearned stock compensation is amortized and expensed in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (o) Accounting for Stock-Based Compensation — As discussed above, the Company accounts for its stock compensation using the method prescribed by APB No. 25. Had the Company determined its stock compensation cost based on the fair value at the grant dates for its employee stock options (including shares granted under the ESPP) according to the method prescribed by SFAS No. 123, the Company’s net loss would have been the pro forma amounts indicated below:

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (p) Comprehensive loss — The FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an enterprise to report by major components and as a single total, the change in its net assets during the period from non-stockholder sources. The components of comprehensive loss were as follows:

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

      (q) Revenue recognition — Revenue is comprised almost entirely of sales of our communicator and organizer products. The Company recognizes a small portion of revenue from the sale of software and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. Sales of our communicators may also include subsidy revenue from wireless carriers for new customer service contracts or the extension of existing customer contracts. In these cases, the customers have a specified period of time in which they may cancel their service. All revenue related to these subsidies is deferred until this specified period of time has elapsed. The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end user rebates and other sales programs and volume-based incentives.

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

      (r) Returns reserve — The Company offers limited return rights on its products and accordingly, at the time the related sale is recorded, revenue is reduced for estimated returns. The estimates for returns are adjusted periodically and are based upon various factors including historical rates of returns and inventory

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels in the channel. The Company also estimates and reserves for rebates and price protection based upon specific programs. Actual results may differ from these estimates.

      (s) Warranty reserve — The cost of product warranties is estimated and accrued at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, component costs and repair service costs incurred in correcting a product failure. Should actual product failure rates, component costs or repair service costs differ from estimates, revisions to the estimated warranty costs would be required.

      (t) Shipping and handling fees and costs and royalty expenses — The Company classifies amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue. Cost of revenue also includes royalty expenses (primarily to PalmSource, Inc.) pursuant to software technology license agreements. In accordance with those agreements, the Company sublicenses the software to its end-users.

      (u) Advertising costs — The cost of advertising is expensed as incurred. For fiscal years 2003, 2002 and 2000 advertising costs totaled $1.8 million, $3.0 million and $31.0 million, respectively.

      (v) Net loss per share — Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive.

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

      (w) Recently issued accounting pronouncements — In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144 a single accounting model for long-lived assets to be disposed of is established. The accounting model is based on the framework established in SFAS No. 121 and resolves certain implementation issues. SFAS No. 144 was adopted by the Company at the beginning of fiscal 2003, and did not have a material impact on the Company’s financial position or results of operations.

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

      (x) Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

      On January 29, 2003, the Company restructured the leases that were entered into in February 2001 for two new buildings in Sunnyvale, California (the Sunnyvale leases). Under the original Sunnyvale leases, total initial monthly expenses were $2.0 million consisting of approximately $1.7 million of rent expenses plus approximately $300,000 of operating expenses. Under these leases, we also were required to construct certain improvements within the buildings.

      Under the January 2003 restructuring, we agreed to pay $61.2 million in total consideration to the landlord and a contractor involved in the construction of the buildings in return for relief from most of the rent and operating expense obligations under the original leases, which would have been approximately $350.0 million over the twelve year term of the leases. Of the $61.2 million consideration, $15.3 million was paid from our cash at the closing of the restructuring, $40.9 million of certain letters of credit which had originally secured our obligations under the original lease, were surrendered to the former landlord, $4.0 million will be paid under two promissory notes and $1.0 million will be paid under an amended and restated lease for one of the two buildings as described below. Of the $40.9 million of certain letters of credit surrendered to the former landlord, only $32.7 million had been drawn against as of June 28, 2003. The remaining balance of $8.2 million is included in provision for committed tenant improvements and other and can be drawn against and used at any time at the discretion of the former landlord.

      The restructuring provided for the immediate termination of the lease for one of the two Sunnyvale buildings. For the other building, however, the arrangement involved a complex legal structure pursuant to which Handspring purchased the legal title of the building from the landlord, although it did not purchase the underlying real estate. In addition, Handspring entered into an amended and restated lease that essentially converted the original lease for the second building from a lease of space within that building to a lease of an air space parcel, with Handspring owning the building within the parcel.

      Under the amended and restated lease, rent was reduced to $19,333 per month, and responsibility for all operating expenses was shifted from Handspring to the landlord. The term was reduced to five years, subject to both the landlord’s and Handspring’s right to terminate earlier. Upon termination of the amended and restated lease by either Handspring or the landlord, ownership of the building reverts to the landlord. Handspring has no further obligation to improve the buildings.

      The amended and restated lease allows Handspring, in certain circumstances, to elect to “reinstate” the economic terms of the original lease. Reinstatement can occur only by the affirmative election of Handspring, which it would exercise only if the real estate market rebounded dramatically.

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Due to the restructuring, the Company took a charge of $75.9 million in the third quarter of fiscal 2003. The components of this charge included $15.3 million paid from cash, $40.9 million paid from the surrender of certain letters of credit, $4.0 million in note payable obligations, $1.0 million for future lease payments under the amended and restated lease, $3.7 million for warrants to purchase 10 million shares of common stock (see Note 9) that was issued to the landlord as part of the restructuring, $10.4 million for a net write-off of tenant improvements and rent expenses and $600,000 for legal fees and expenses.

      As a result of the provisions of the amended and restated lease agreement, including the payments above, the Company was able to significantly reduce the outstanding obligations for construction in progress — Sunnyvale property. In addition, as the projected economic benefit that the Company will ever derive from this property is the release of its debt obligations, the Company also reduced the carrying value of this building to the outstanding obligations due to the former landlord.

      As of June 28, 2003, approximately $2.5 million of these restructuring charges were included in accrued liabilities, $8.2 million in provision for committed tenant improvements and other and $2.2 million in the Sunnyvale note payable.

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

      Details of the restructuring charges in fiscal 2003, included in liabilities, are as follows:

	Severance		Sunnyvale
	and	Excess	Lease	Asset-	Other
	Benefits	Facilities	Restructure	Related	Restructuring	Total

	(In thousands)
Restructuring charges	$1,242	$536	$75,930	$411	$155	$78,274
Cash charges	(1,242)	(192)	(48,997)	—	(69)	(50,500)
Non-cash charges	—	—	(14,081)	(411)	—	(14,492)

Balance, June 28, 2003	$—	$344	$12,852	$—	$86	$13,282

      During the fourth quarter of fiscal 2001 the Company recorded a $26.8 million charge for excess and obsolete inventory. This charge resulted from the overall economic slowdown and high levels of channel inventory, which in turn drove aggressive price reductions and increased competition. The inventory primarily included excess organizer units, components used in the production of certain of our organizer products, organizer related accessories and capitalized tooling. Also included in the charge was a provision for commitments to suppliers for non-cancelable orders for products and components to be delivered in the future for which Handspring no longer anticipated having sufficient future demand.

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Exchange Program

      During April 2002, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation day, which was May 17, 2002. Under the exchange program, options for 11,677,415 shares of the Company’s common stock were tendered and cancelled. Each participant employee who was still employed by the Company on the replacement grant date received, for each option included in the exchange, a one-for-one replacement option. The exercise price of each replacement option was equal to the current fair market value of the Company’s common stock on the day the replacement options were granted. On November 18, 2002, the Company granted options for 10,257,926 shares of the Company’s common stock at the exercise price of $1.01 per share.

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HANDSPRING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Donna L. Dubinsky
Chief Executive Officer

Date: September 24, 2003

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donna L. Dubinsky and William R. Slakey, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Chief Executive Officer and a Director	September 24, 2003

Principal Financial and Accounting Officer:

/s/ WILLIAM R. SLAKEY William R. Slakey	Vice President and Chief Financial Officer	September 24, 2003

Additional Directors:

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	September 24, 2003

/s/ L. JOHN DOERR L. John Doerr	Director	September 24, 2003

/s/ JEFFREY C. HAWKINS Jeffrey C. Hawkins	Director	September 24, 2003

Signature	Title	Date

/s/ WILLIAM E. KENNARD William E. Kennard	Director	September 24, 2003

/s/ MITCHELL E. KERTZMAN Mitchell E. Kertzman	Director	September 24, 2003

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.1	—	Agreement and Plan of Reorganization by and among the Registrant, Palm, Inc., Peace Separation Corporation and Harmony Acquisition Corporation, dated as of June 4, 2003(7)
2.2	—	Form of Voting Agreement by and between Palm, Inc. and each of certain individual stockholders of the Registrant, dated as of June 4, 2003(7)
3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
3.3	—	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on June 11, 2003 (incorporated by reference to Exhibit 3.2 of the Form 8-A)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
4.3	—	Rights Agreement dated June 5, 2003 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 000-30719) filed June 11, 2003 (the Form 8-A)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002(4)††
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*(4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Master Purchase Agreement For Subscriber Equipment between Registrant and Sprint Spectrum L.P., dated March 14, 2002(5)†
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001(4)†
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002(4)†
10.19	—	Master Purchase Agreement between Registrant and AirPrime, Inc., dated September 10, 2002(5)†
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†

Exhibit
Number		Exhibit Title

10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.32	—	Limited Liability Company Agreement of Handspring Facility Company, LLC, dated as of January 15, 2003(6)
10.33	—	Property Purchase and Lease Modification Agreement between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 16, 2003(6)
10.34	—	Amended and Restated Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.35	—	Guaranty by and between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.36	—	Promissory Note between Registrant and Handspring Facility Company, LLC, dated as of January 29, 2003(6)
10.37	—	Warrant to Purchase Common Stock (1,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.38	—	Warrant to Purchase Common Stock (9,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.39	—	Warrant to Purchase Common Stock (150,000 shares) between Registrant and EOP-Industrial Portfolio, L.L.C., dated as of March 15, 2003 (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 (File No. 333-106136) filed June 13, 2003)
10.40	—	Loan Agreement by and between the Registrant and Palm, Inc., dated as of June 4, 2003 (7)
21.1	—	List of Subsidiaries of Registrant(8)
23.1	—	Consent of PricewaterhouseCoopers LLP
31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 27, 2002.

(5)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on November 12, 2002.

(6)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on January 31, 2003.

(7)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on June 11, 2003.

(8)	Incorporated by reference to the exhibit with the same number to our Annual Report on Form 10-K, filed on August 29, 2003.