Form 10-K/A
period 2003-06-28
HANDSPRING INC
filed 2003-09-26
CIK 1091822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment 2

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

      We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2003 as filed with the Securities and Exchange Commission (SEC) on August 29, 2003, to amend certain items. The amendment to the Annual Report on Form 10-K included in the Form 10-K/A is in response to comments received from the Staff of the Division of Corporate Finance of the SEC in connection with their review of Palm, Inc.’s Registration Statement on Form S-4 filed with the SEC on August 29, 2003. The amendment to the Annual Report on Form 10-K reflected in this Form 10-K/A did not result in a restatement of the financial statements or other financial information included in the Annual Report on Form 10-K. The specific item amended is the signature page. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way other than as required to reflect the effects of the comments received.

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

Date: September 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Chief Executive Officer and a Director	September 26, 2003

Principal Financial and Accounting Officer:

/s/ WILLIAM R. SLAKEY William R. Slakey	Vice President and Chief Financial Officer	September 26, 2003

Additional Directors:

/s/ BRUCE W. DUNLEVIE* Bruce W. Dunlevie	Director	September 26, 2003

/s/ L. JOHN DOERR* L. John Doerr	Director	September 26, 2003

/s/ JEFFREY C. HAWKINS* Jeffrey C. Hawkins	Director	September 26, 2003

Signature		Title	Date

/s/ WILLIAM E. KENNARD* William E. Kennard		Director	September 26, 2003

/s/ MITCHELL E. KERTZMAN* Mitchell E. Kertzman		Director	September 26, 2003

*By:	/s/ DONNA L. DUBINSKY Donna L. Dubinsky, Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.1	—	Agreement and Plan of Reorganization by and among the Registrant, Palm, Inc., Peace Separation Corporation and Harmony Acquisition Corporation, dated as of June 4, 2003(7)
2.2	—	Form of Voting Agreement by and between Palm, Inc. and each of certain individual stockholders of the Registrant, dated as of June 4, 2003(7)
3.1	—	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-33666) which became effective on June 20, 2000 (the Form S-1))
3.2	—	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Form S-1)
3.3	—	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on June 11, 2003 (incorporated by reference to Exhibit 3.2 of the Form 8-A)
4.1	—	Specimen Common Stock Certificate(1)
4.2	—	Amended and Restated Investors’ Rights Agreement, dated July 7, 1999(1)
4.3	—	Rights Agreement dated June 5, 2003 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A (File No. 000-30719) filed June 11, 2003 (the Form 8-A)
10.1	—	Form of Indemnity Agreement entered into between Registrant and all executive officers and directors(1)
10.2	—	1998 Equity Incentive Plan*(1)
10.3	—	1999 Executive Equity Incentive Plan*(1)
10.4	—	Form of 2000 Equity Incentive Plan*(1)
10.5	—	Form of 2000 Employee Stock Purchase Plan*(1)
10.6	—	Single Tenant Absolute Net Lease between Registrant and Chan-Paul Partnership, dated June 22, 1999(1)
10.7	—	Software License Agreement between Palm Computing, Inc. and Registrant, dated April 10, 2001(2)†
10.8	—	Standard Manufacturing Agreement between Registrant and Solectron (de Mexico), dated June 11, 2002(4)††
10.9	—	Offer Letter of Employment between Registrant and William Slakey, dated July 26, 2002*(4)
10.10	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Donna Dubinsky, dated August 21, 1998*(1)
10.11	—	Founder’s Restricted Stock Purchase Agreement between Registrant and Jeff Hawkins, dated August 20, 1998*(1)
10.12	—	Offer Letter of Employment between Registrant and Bernard Whitney, dated May 31, 1999*(1)
10.13	—	Stock Option Agreement between Registrant and Edward Colligan, dated October 12, 1998*(1)
10.14	—	Lease between Registrant and Spieker Properties, L.P., dated April 24, 2000(1)
10.15	—	Form of Outside Director Stock Option Agreement*(1)
10.16	—	Master Purchase Agreement For Subscriber Equipment between Registrant and Sprint Spectrum L.P., dated March 14, 2002(5)†
10.17	—	Master Purchase Agreement between Registrant and Wavecom Inc., dated June 12, 2001(4)†
10.18	—	Amendment 1 to Master Purchase Agreement between Registrant and Wavecom Inc., dated January 22, 2002(4)†
10.19	—	Master Purchase Agreement between Registrant and AirPrime, Inc., dated September 10, 2002(5)†
10.20	—	Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†

Exhibit
Number		Exhibit Title

10.21	—	Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of February 14, 2001(3)†
10.22	—	Standby Letter Of Credit (Building 2, Security Deposit) between Registrant And Wells Fargo Bank, National Association(3)
10.23	—	Standby Letter of Credit (Building 2, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.24	—	Standby Letter of Credit (Building 3, Security Deposit) between Registrant and Wells Fargo Bank, National Association(3)
10.25	—	Standby Letter of Credit (Building 3, Tenant Improvements) between Registrant and Wells Fargo Bank, National Association(3)
10.26	—	Form of Addendum to Standby Letter of Credit between Registrant and Wells Fargo Bank, National Association(3)
10.27	—	Securities Account Control Agreement among Registrant, Wells Fargo Bank, National Association, acting through its Investment Group and Wells Fargo Bank, National Association, acting through its Peninsula Technology RCBO Office, dated as of February 16, 2001(3)
10.28	—	Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.29	—	Addendum to Security Agreement between Registrant and Wells Fargo Bank, National Association, dated as of February 16, 2001(3)
10.30	—	Amendment to Lease Agreement (Building 2) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.31	—	Amendment to Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of July 12, 2002(4)
10.32	—	Limited Liability Company Agreement of Handspring Facility Company, LLC, dated as of January 15, 2003(6)
10.33	—	Property Purchase and Lease Modification Agreement between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 16, 2003(6)
10.34	—	Amended and Restated Lease Agreement (Building 3) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.35	—	Guaranty by and between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.36	—	Promissory Note between Registrant and Handspring Facility Company, LLC, dated as of January 29, 2003(6)
10.37	—	Warrant to Purchase Common Stock (1,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.38	—	Warrant to Purchase Common Stock (9,000,000 shares) between Registrant and M-F Downtown Sunnyvale, LLC, dated as of January 29, 2003(6)
10.39	—	Warrant to Purchase Common Stock (150,000 shares) between Registrant and EOP-Industrial Portfolio, L.L.C., dated as of March 15, 2003 (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 (File No. 333-106136) filed June 13, 2003)
10.40	—	Loan Agreement by and between the Registrant and Palm, Inc., dated as of June 4, 2003 (7)
21.1	—	List of Subsidiaries of Registrant(8)
23.1	—	Consent of PricewaterhouseCoopers LLP
31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

†	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-33666), which became effective on June 20, 2000.

(2)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 28, 2001.

(3)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on May 4, 2001.

(4)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-K, filed on September 27, 2002.

(5)	Incorporated by reference to the exhibit with the same number to our Report on Form 10-Q, filed on November 12, 2002.

(6)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on January 31, 2003.

(7)	Incorporated by reference to the exhibit with the same number to our Current Report on Form 8-K, filed on June 11, 2003.

(8)	Incorporated by reference to the exhibit with the same number to our Annual Report on Form 10-K, filed on August 29, 2003.